Form 10-K
period 1996-06-30
BIOPSYS MEDICAL INC
filed 1996-09-27
CIK 1010917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended June 30, 1996.
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from              to             .

                        Commission File Number:  0-28016

                              BIOPSYS MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              33-0578012
     (State or other jurisdiction of              (I.R.S. employer
     incorporation or organization)               identification no.)

               3 Morgan, Irvine, CA                       92618
     (Address of principal executive offices)          (Zip code)

       Registrant's telephone number, including area code:  (714) 460-7800
        Securities registered pursuant to Section 12(b) of the Act:  None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.001 par value
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $51,863,672, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of August 30, 1996, the Registrant had outstanding 9,716,880 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1996 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                              BIOPSYS MEDICAL, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

     Item 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
     Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . 21
     Item 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . 21
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . 21

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS   . . . . . . . . . . . . . . . 22
     Item 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . 23
     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . 24
     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . 27
     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . 27

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . 28
     Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 29
     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 29
     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 29

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . 30

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

     Biopsys Medical, Inc. ("Biopsys" or the "Company") was incorporated in California in July 1993 and reincorporated in Delaware in April 1996. Biopsys designs, develops, manufactures and markets products for the diagnosis and management of breast cancer. The Company's principal product, the Mammotome Biopsy System, is a less-invasive alternative to open surgical biopsy. The Company received 510(k) clearance to market the Mammotome Biopsy System from the United States Food and Drug Administration ("FDA") in April 1995 and commenced commercial sales in August 1995. As of June 30, 1996, the Mammotome Biopsy System had been installed in approximately 220 sites, including physicians' offices, hospitals and breast imaging centers, and had been used in over 13,000 Mammotome procedures.

     The Company has designed the Mammotome Biopsy System to combine the advantages of open surgical biopsy and less-invasive procedures such as core needle biopsy. The Mammotome Biopsy System is comprised of a disposable Mammotome probe and a motorized drive unit that is mounted on a stereotactic x-ray imaging table. In contrast to open surgical biopsy, the Mammotome procedure is performed under local anesthesia in an outpatient setting, is less costly and results in less disfigurement for the patient. The procedure requires a single insertion of the Mammotome probe into the breast through a small skin nick and is performed in approximately 20 minutes. Once the probe is positioned in the breast, the physician can capture large tissue samples in contiguous, radial patterns without removing and reinserting the probe, as is required during a core needle biopsy procedure. The Company believes that the advantages of the Mammotome procedure will provide the diagnostic accuracy necessary to enable the procedure to be used as an alternative to both open surgical biopsy and core needle biopsy to diagnose early stage breast disease.

     To broaden its product offerings for breast cancer diagnosis and disease management, the Company is developing several potential new products. The Company is completing development of and has obtained FDA 510(k) clearance of the MicroMark Clip, a small surgical clip that can be attached to the biopsy site at the conclusion of the Mammotome procedure to identify the site for subsequent follow-up. The Company is also completing development of the Breast Center Manager software system, a comprehensive patient and practice management system that will be marketed to physicians, hospitals and breast imaging centers. The Company is also developing a specially designed Ultrasound Table and Articulating Arm to be used with the Mammotome Biopsy System under ultrasound guidance.

INDUSTRY OVERVIEW

     This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning the risk of breast cancer; breast cancer screening; improvements in ultrasound; business strategy; development and introduction of new Products; research and development; marketing, sales and distribution; manufacturing; competition; third-party reimbursement; government regulation; and operating and capital requirements.

MARKET OVERVIEW

     Breast cancer is the leading cause of cancer death among women in the United States aged 40 to 55. According to the American Cancer Society, approximately 184,300 new cases of breast cancer are expected to be diagnosed and approximately 44,300 women are expected to die from the disease in 1996.
The reported incidence of breast cancer has increased significantly during the last several decades. In 1960, there was a lifetime risk that one woman in fourteen would be diagnosed with the disease. Today, that risk is one woman in eight. It is believed that the incidence of breast cancer increases with age, rising sharply after age 40. The direct costs for screening, diagnosis and treatment of breast cancer in the United States were estimated by industry sources at approximately $8.5 billion in 1995, of which approximately $4.2 billion were related to diagnostic procedures. In Europe, industry sources estimate that approximately 250,000 new cases of breast cancer are diagnosed each year and approximately 52,000 women die as a result of the disease.

BACKGROUND

     Breasts are glandular organs physiologically designed to produce milk. Breasts are composed of ducts and mammary glands that are surrounded by fatty tissue, fibrous connective tissue and blood vessels. The function of the mammary glands is to produce milk, and the role of the ducts is to carry the milk to the nipple. There are between five and nine separate ductal systems in each breast that connect the mammary glands to the nipple. In younger women, generally below the age of 40, breast tissue is dense and fibrous. In older women, breast tissue loses its elasticity and firm texture, typically beginning with the onset of menopause and cessation of estrogen production.

     Healthy cells that comprise normal breast tissue grow, divide, and replace themselves in an orderly manner throughout a woman's life. Sometimes, cells lose their ability to control their growth, dividing rapidly and growing uncontrollably, thereby forming tumors. Tumors of the breast range from benign to malignant. Benign tumors can grow but do not spread to other organs and therefore are not usually life-threatening. Malignant or cancerous tumors are capable of invading and destroying healthy tissues and other organs. The causes of malignant tumors in the breast, or breast cancer, are unknown and there is no known method of prevention. Breast cancer is a slow growing cancer that typically starts in the ducts or the mammary glands and less frequently in surrounding fatty or fibrous tissue. In some women, certain types of benign breast disease are precursors of malignant tumors and can increase the risk of a woman developing breast cancer in her lifetime.

     Breast cancers can be divided into two fundamental groups, invasive and noninvasive, and are classified by stages. These stages are progressive, ranging from stage 0 to stage 4. Noninvasive breast cancers, called stage 0 cancers, are contained within the breast ducts or mammary glands. Stage 1 through 4 cancers are invasive breast cancers that have migrated from the ducts or mammary glands to surrounding tissue at varying degrees and, as a result, pose an increased risk of spreading to other organs. For example, stage 1 cancers are small tumors, typically less than two centimeters in diameter, that have not spread to the lymph nodes. Stage 2 cancers are typically less than five centimeters in diameter and have spread to the lymph nodes. Stage 3 cancers have spread to the lymph nodes and have spread to the skin or the chest wall. Stage 4 cancers have spread to other organs, such as the liver, brain or lungs. It is believed that invasive cancers (stages 1-4) can progress from earlier stage (stage 0) noninvasive cancers. In addition, although stages 0 and 1 cancers are typically less than 2 centimeters in diameter and stages 2 through 4 cancers are typically larger, it is possible for a cancerous growth to be both small and invasive, and size is not by itself an indicator of the invasive potential of the cancer.

     According to the American Cancer Society, the five-year survival rate for breast cancer patients decreases from approximately 96% for stages 0 and 1 cancers to approximately 75% for stages 2 and 3 cancers that have spread to the lymph nodes and to approximately 20% for stage 4 cancers that have spread to other organs such as the liver, lungs or brain. Because recurrence is lowest and survival rates highest if the cancer is diagnosed and treated at an early stage, it is critical to screen for and diagnose breast cancer as early as possible.

BREAST CANCER SCREENING

     Breast cancer screening is generally recommended as a routine part of preventive healthcare for women over the age of 20. Screening modalities are designed to identify tissue that may potentially be cancerous. However, screening does not provide a definitive diagnosis. The principal means of breast cancer screening are physical examination and mammography.

PHYSICAL EXAMINATION

     The American Cancer Society recommends monthly breast self-examinations for all women over the age of 20. Additionally, physical examinations of the breast may be conducted by a physician as part of a regular medical examination. However, a physical examination of the breast can only detect large, palpable lesions, generally in excess of one centimeter in diameter. Palpability may depend upon, among other things, the size of the woman's breast, the location of the lesion and the age of the woman. Therefore, physical examination typically cannot detect small, early stage lesions that may be cancerous and cannot differentiate between malignant and benign tissue. Other physical evidence of possible breast cancer includes breast pain and nipple discharges.

MAMMOGRAPHY

     Mammography is a type of x-ray modality commonly used for routine breast cancer screening. Mammography is generally performed in a radiologist's office, breast imaging center or hospital. Mammography has been used since the 1960s and is generally regarded as the most effective, noninvasive method for breast cancer screening. Unlike physical examination, mammograms can identify small, non-palpable lesions that may be early stage cancers, such as stage 0 and 1 cancers.

     A mammogram produces a gray scale image of the internal structure of the breast and displays potentially cancerous lesions as small white areas. These tiny white spots, called microcalcifications or calcium deposits, are caused by the death of cells. Approximately 40% of all biopsies are for microcalcifications. Microcalcifications result from the death of cells due to cancerous invasion and are indicators of an early stage cancer or precancerous condition. Microcalcifications generally occur in the ducts, may be less than a millimeter in size and often occur in separate clusters in an area less than five millimeters in size. The identification of microcalcifications during a mammogram is likely to result in a recommendation that the patient receive a biopsy or other diagnostic procedure to capture tissue for a definitive diagnosis.

     The American Cancer Society recommends that all women over the age of 40 have a baseline mammogram examination, that women between the ages of 40 and 49 have a mammogram every one to two years and that women over the age of 50 have an annual mammogram. Unless the patient is at high risk for breast cancer due to family history or other factors, periodic mammograms are typically not recommended for women under the age of 40. Many physicians believe that the generally lower incidence of breast cancer in these age ranges is insufficient to justify the exposure to radiation associated with mammograms. Furthermore, mammography is less effective in detecting potentially cancerous lesions in younger women because these women typically have more dense and fibrous breast tissue than older women.

     Industry sources estimate that approximately 25 million mammograms were performed in the United States in 1995 with the installed base of approximately 15,000 x-ray mammography units. Although the rate of growth in the number of mammogram procedures has declined from the high levels of growth experienced in the early 1990s, the total number of mammograms performed annually during the past five years has significantly increased. Despite the increase in the number of mammograms performed, industry sources indicate that over 40% of women over the age of 40 have never received a mammogram. In Europe, there has been an increased interest in mammography for breast cancer screening. National screening programs have recently been established in France, The Netherlands, the United Kingdom and Sweden. Prospective, randomized breast cancer screening trials are underway in Europe for the purpose of developing breast cancer screening guidelines similar to those established by the American Cancer Society in the United States.

OTHER SCREENING MODALITIES

     In the past decade, several other imaging modalities have been adapted for use as breast cancer screening tools. The most frequently used of such modalities is ultrasound. Ultrasound uses high frequency sound waves to create an image of soft tissues in the body. Ultrasound is generally performed in a physician's office, imaging center or hospital. To date, the principal role of ultrasound in breast cancer screening has been as a follow-up to mammography or physical examination, to assist the physician in determining whether a lesion is likely to be a fluid-filled tissue growth (a cyst), which is usually benign, or a solid mass which is potentially cancerous. The principal disadvantage of ultrasound as a breast cancer screening tool is that it does not have the sensitivity to detect small lesions. However, recent improvements in ultrasound have increased its ability to differentiate between potentially malignant and benign tissue and could therefore increase its use as a breast cancer screening tool. An ultrasound device has recently received premarket approval ("PMA") for use in breast cancer screening applications. Certain other modalities, such as magnetic resonance imaging ("MRI"), have been used on an experimental basis for breast cancer screening. The principal advantage of MRI is that it can image dense, fibrous breast tissue. However, the use of MRI in breast cancer screening is relatively new, and MRI is currently much more expensive than other modalities. Another new screening modality undergoing clinical trials uses sensors to detect and analyze changes in cellular electrical charge distributions believed to be associated with the division or proliferation of cells within the breast.

BREAST CANCER DIAGNOSIS

     If a mammogram or other screening modality detects lesions of a suspicious nature or if a physical examination detects a palpable lesion or other symptoms, the woman's physician may recommend a diagnostic procedure to determine whether a particular lesion is benign or malignant. Diagnostic procedures are necessary because screening procedures such as mammography, physical examination and other screening modalities, only indicate the presence of a lesion and, in some cases, suggest that the lesion is cancerous. Due to the invasive nature and cost of breast cancer treatment, which includes surgery and radiation therapy or chemotherapy, it is critical to make a definitive diagnosis of cancer prior to proceeding with treatment. To make a definitive diagnosis, it is necessary to capture breast tissue samples for examination under a microscope by a pathologist, known as a histologic examination. Historically, the most common diagnostic procedures have been open surgical biopsy, fine needle aspiration cytology and core needle biopsy.

OPEN SURGICAL BIOPSY

     Open surgical biopsy has been the most commonly used method of diagnosing breast cancer for many years. In an open surgical biopsy procedure, a radiologist begins by imaging the lesion with an additional mammogram or another imaging modality to identify the precise location of the lesion (if the lesion is not palpable). The image guides the radiologist in the insertion and placement of a wire into the breast to mark the site of the lesion. Ideally, the wire is placed by the radiologist within one centimeter of the lesion. This wire is a guide for the surgeon performing the procedure to locate the lesion or sample that is intended to be excised. However, factors such as the size of the breast, breast tissue density, lesion location and the type of imaging used often makes accurate placement of the wire difficult. Once the radiologist places the wire, the patient is transferred to the operating room. The surgeon then dissects the tissue around the wire and removes the wire and a sphere of tissue, typically the size of a golf ball, at the end of the wire. Follow-up imaging of the excised tissue may be performed to confirm that the tissue suspected of being malignant has been removed. After the tissue is removed, the incision in the patient's breast is closed with sutures. Once the procedure is complete, the tissue samples and any follow-up images taken in connection with the procedure are sent to the pathology laboratory for analysis.

     Although open surgical biopsy typically provides the tissue sample necessary for a definitive diagnosis, the procedure has several disadvantages. Open surgical biopsy is typically performed in an operating room with general anesthesia. The procedure lasts approximately one hour and requires one to two days of recuperation at home. In many cases, the deep skin incision required for the procedure and the large amount of tissue removed may result in permanent breast disfigurement. Open surgical biopsy can also leave internal tissue scars that can impair the ability of subsequent mammograms to detect potentially cancerous lesions. Unless the lesion is large enough that it can be removed without a localization wire, both a surgeon and a radiologist are required to perform the procedure. In addition, the procedure can fail to accurately diagnose breast cancer because several manual steps are involved. For example, the localization wire may be misplaced, an insufficient amount of tissue may be excised and the histological and pathological laboratory examinations may not correctly identify the disease. It has been reported in clinical publications that open surgical biopsies fail to result in an accurate diagnosis of a suspicious lesion in approximately two to three percent of procedures.

     Notwithstanding these shortcomings, open surgical biopsy has been regarded as the "gold standard" for breast cancer diagnosis. Industry sources estimate that approximately 800,000 open surgical biopsies are performed annually in the United States. The Company believes that many women undergoing an open surgical biopsy were referred for the procedure following a mammogram. The remaining surgical biopsies were performed following detection of a palpable lesion during a physical examination or due to other suspicious symptoms.

FINE NEEDLE ASPIRATION CYTOLOGY

     Fine needle aspiration ("FNA") cytology for breast cancer diagnosis increased in the 1970s as a less-invasive alternative to open surgical biopsy. An FNA procedure is typically performed in an outpatient setting. To perform FNA, the physician inserts a thin needle into the breast to extract fluids and cells from suspicious lesions that have been identified from mammography or physical examination. FNA typically results in the removal of only individual cells, which are analyzed in a clinical laboratory by a cytologist, a specialist in the examination of cells. The principal limitation of FNA is that it cannot remove complete tissue samples from the site of the lesion, which makes it difficult to make a definitive diagnosis of a suspicious lesion.

Therefore, in the event that an FNA procedure indicates a lesion may be cancerous, it is generally necessary to perform additional procedures, which may include an open surgical biopsy or a core needle biopsy to obtain a definitive diagnosis and determine the course of treatment.

CORE NEEDLE BIOPSY

     Core needle biopsy was developed in the late 1980s as an improvement over FNA and is a less-invasive alternative to open surgical biopsy. The radiologist or surgeon performing the core needle biopsy uses a standard tissue biopsy needle that is inserted into the breast to capture tissue samples for diagnosis. During the core needle biopsy procedure, the patient lies face down on top of a stereotactic x-ray imaging table with her breast protruding through an opening in the table, creating a work space below the table for the physician. An x-ray imaging system and computer are located on the underside of the table that enable the physician to localize a lesion in a three-dimensional field and accurately position the core needle within one millimeter of the targeted lesion for sampling. The core needle device is mounted on the underside of the stereotactic imaging table and is positioned by the table's computer.

     To begin the procedure, two x-rays are taken from different angles of the patient's breast that enable the imaging system's computer to identify the exact location of the abnormal tissue to be biopsied. Based on the x-rays, the physician maps out a random sampling pattern to obtain tissue samples. The patient is given a local anesthetic in the breast region and a small nick, approximately three millimeters in diameter, is made in the patient's skin. The core needle device consists of a spring loaded firing mechanism, mounted on the stereotactic table, and a disposable, two-piece needle. The needle consists of an inner guide containing a groove that penetrates and captures tissue and a cylindrical outer cutting knife that severs the captured tissue. At each target, the needle is fired and a sample of tissue of approximately 10 milligrams is captured. At the end of each sampling, the needle is withdrawn from the breast, the firing mechanism is removed from the table and the tissue sample is removed from the needle. The needle is then reloaded into the firing mechanism, the firing mechanism is then reattached to the table and the needle is then fired into the breast through the original skin nick at the next sampling point. Typically, the physician takes 10 to 20 samples of the potentially cancerous site. As with open surgical biopsy, the captured samples are sent to the pathology laboratory for analysis. The procedure is performed by a radiologist or a surgeon and typically takes approximately one hour. At the conclusion of the procedure, the skin nick is covered by a band-aid.

     Core needle biopsy represents an improvement over FNA and has received acceptance as an alternative to open surgical biopsy due to its less-invasive nature, lower cost and minimal scarring of the breast. The introduction of prone stereotactic tables in 1989 has led to broader use and acceptance of the core needle procedure. However, core needle biopsy suffers from some significant disadvantages, including its limited ability to capture enough tissue to make a definitive diagnosis, its difficulty in capturing the targeted tissue and its inability to be used on all types of lesions. For example, the sample size of approximately 10 milligrams may not be large enough to provide a sufficient volume of tissue for a definitive pathological diagnosis. In addition, after the first few firings of the core needle, the volume and quality of the tissue sample obtained with each firing of the needle will decline due to bleeding and trauma caused by the needle inside the breast. Furthermore, this method of sampling, in which the needle is repeatedly fired into and around the lesion, results in a random sampling pattern rather than a contiguous sample of tissue in the region of a particular lesion. This random sampling pattern may cause the physician to miss tissue that is necessary for a complete and definitive diagnosis. In addition, multiple needle firings can startle patients, resulting in unintended movement that can necessitate new positioning x-rays. As a result of these disadvantages, the adoption of core biopsy by physicians has been limited to certain lesion types and sizes. For example, many physicians will typically not perform the procedure on breasts with small lesions or potentially early stage cancers such as microcalcifications.

     Core needle biopsy can be performed in a physician's office, breast imaging center or hospital and the procedure costs approximately $1,200. The stereotactic table and reusable core needle biopsy firing mechanism cost approximately $200,000 and $1,000, respectively. Individual, disposable core biopsy needles used in the core needle biopsy procedure cost approximately $10 to $30. The Company estimates that approximately 300,000 core needle biopsy procedures were performed in the United States in 1995.

POST BIOPSY CANCER THERAPY

     After tissue samples are collected in an open surgical or less-invasive biopsy procedure, the samples are sent to the pathology laboratory for analysis. The results of the pathology examination of the biopsied tissue are usually available within 24 hours, at which time the patient will be advised of the results. If the lesion is malignant, the patient is typically scheduled for surgery to remove the lesion and to sample nearby lymph nodes to determine the extent to which cancer has spread. Tissue samples obtained during biopsy help assist in determining the type of surgery to be performed. Surgical procedures include lumpectomy, in which the cancerous lesion and a margin of surrounding benign tissue is removed, and mastectomy, in which the entire breast is removed. In cases of localized breast cancer treated with lumpectomy, the patient generally receives radiation therapy following the surgery. If the cancer is more widespread but lumpectomy is still used, the surgery is generally followed with a chemotherapy regimen. Following lumpectomy surgery, the patient will receive ongoing mammographic follow-up. If the cancer is very widespread or if the patient desires to further reduce the risk of reoccurrence of cancer, the physician will generally recommend a mastectomy, which may be followed with chemotherapy.

MAMMOTOME BIOPSY SYSTEM AND PROCEDURE

THE MAMMOTOME BIOPSY SYSTEM

     Biopsys developed the Mammotome Biopsy System as a less-invasive alternative to open surgical biopsy. The Company designed the Mammotome Biopsy System specifically for use as a breast cancer diagnostic tool that combines many of the advantages of open surgical biopsy and core needle biopsy. The Mammotome Biopsy System received FDA 510(k) clearance in April 1995 and the Company commenced commercial sales in August 1995. As of June 30, 1996, the Mammotome Biopsy System had been installed in a total of approximately 220 physician's offices, hospitals and breast imaging centers in the United States, and the Company estimates that over 13,000 Mammotome procedures have been performed.

     The Mammotome Biopsy System is comprised of a disposable Mammotome probe, a motorized drive unit and an integrated vacuum source. The Mammotome probe is made of stainless steel and molded plastic and is designed for collection of multiple tissue samples with a single insertion of the probe into the breast. The tip of the probe is configured with a sampling notch for capturing tissue samples. Orientation of the sample notch is directed by the physician, who uses the thumbwheel to direct tissue sampling. A hollow cylindrical cutter severs and transports tissue samples to the tissue collection chamber that may contain a tissue collection cassette for pathology. The Mammotome probe is currently available in 14 and 11 gauge sizes, which can capture tissue samples of approximately 40 and 100 milligrams, respectively.

     The Mammotome Biopsy System includes the motorized drive unit that houses the Mammotome probe and automatically activates the vacuum and cylindrical cutter. The integrated vacuum source is a component of the Mammotome Biopsy System and is used to draw tissue into the sampling notch of the probe. The motorized drive unit is compatible with all currently available stereotactic imaging tables. The current list price of the Mammotome drive unit, including the vacuum source and related reusable accessories, is $7,500. The current list prices of the single-use, 14 and 11 gauge Mammotome probes and related disposable components are $135 and $215, respectively.

MAMMOTOME PROCEDURE

     The Mammotome procedure is performed under local anesthesia in an outpatient setting. To begin the procedure, the patient is positioned on a stereotactic imaging table and two x-rays of the patient's breast are taken to identify the location of the abnormal tissue, as in core needle biopsy. The patient is then given a local anesthetic and the Mammotome probe is manually advanced into the breast to the area of abnormal tissue. Unlike the core needle method which requires repeated needle firings into previously selected random targets around the abnormal tissue area, the Mammotome requires only a single probe insertion in the abnormal tissue area. A post-positioning x-ray of the breast is taken to verify that the sample notch of the probe is properly positioned in the center of the abnormal area. Once the position is confirmed, the vacuum is automatically activated, resulting in tissue being drawn into the sample notch. The manual advancement of the cutter knob severs tissue and captures a sample of approximately 40 milligrams of tissue with the 14 gauge probe and approximately 100 milligrams of tissue with the 11 gauge probe. With the probe remaining in place inside the breast, the captured sample is drawn into the tissue collection chamber where it can be placed into a tissue collection cassette, which enables orderly collection of tissue samples. By rotating the thumbwheel, the physician moves the sampling notch to the next desired position. The procedure is repeated to capture multiple specimens from different positions in the target area without having to remove and insert the probe with each sampling. The ability of the sample notch to be rotated in a circle enables a large, contiguous area of abnormal breast tissue to be sampled. The vacuum system also aspirates blood from the sampling area, thereby alleviating the difficulties associated with excessive blood accumulating in the sampling area. Upon completion of the procedure, the tissue samples are sent to the pathology laboratory for examination, and the skin nick is covered by a band-aid.

     The Company believes that the following are the principal advantages of the Mammotome procedure.

     - LESS-INVASIVE. The approximately three millimeter diameter skin nick necessary for insertion of the Mammotome probe is covered with a band-aid after the procedure and does not result in breast disfigurement or scarring. In an open surgical biopsy, the deep skin incision required for the procedure requires sutures and the large amount of tissue removed may result in permanent breast disfigurement. In addition, open surgical biopsy is typically performed under general anesthesia and requires one to two days of recuperation at home. Although core needle biopsy is a less-invasive alternative to open surgical biopsy, the repeated firing of the biopsy needle into the breast can result in excessive bleeding during the procedure and may cause more trauma in the breast than the Mammotome procedure.

     - PROCEDURE EFFICIENCY. The Mammotome probe is inserted only once to collect multiple tissue samples. The number of samples taken typically range from 10-20 per procedure, each of which can be obtained in 10-20 second intervals. In contrast, core needle biopsy requires removal, reloading and repositioning of the needle between each firing of the needle. By reducing the time required for targeting and sampling, the Company believes that the physician using the Mammotome Biopsy System can perform the procedure in approximately 20 minutes.

     - LARGE AND CONSISTENT TISSUE SAMPLING. The 14 gauge Mammotome probe consistently captures samples of approximately 40 milligrams, as compared to the 10 milligram sample size obtained with a standard 14 gauge core needle. The Company believes that obtaining a large sample size is especially important in early stage diagnosis, where the sampling may consist of microcalcifications. The vacuum system is used to gently draw tissue into the sampling notch, resulting in tissue samples of consistent size and quality during the entire procedure.

     - DIRECTIONAL SAMPLING. The physician can manually direct the sample notch to obtain tissue samples from specific directions. This capability is particularly useful if the breast tissue being biopsied presents patterns with irregular shapes or if the initial probe positioning is slightly off-center. In these situations, the physician can manually adjust the orientation of the sampling notch without resetting the computer targets and repositioning the probe.

     - CONTIGUOUS SAMPLING. The Mammotome probe permits samples to be obtained in contiguous, radial patterns to remove large areas of abnormal or suspicious tissue. This enables the pathologist to evaluate tissue samples from the entire area of the lesion and make a more thorough diagnosis. In contrast to the core needle procedure where the sampling pattern consists of samples from random targets or locations, the Mammotome probe has the ability to sample more tissue in a sweeping range over a large area.

     - BROAD CLINICAL UTILITY. The Company believes that the advantages of the Mammotome procedure will provide the diagnostic accuracy necessary to enable the Mammotome procedure to be used in cases where open surgical biopsy would otherwise be used. These cases include diagnosis of early stage disease, which is particularly difficult to diagnose with core needle biopsy.

BUSINESS STRATEGY

     Biopsys intends to become a leader in the development of less-invasive products for breast cancer diagnosis and disease management. The Company's strategy is designed to take advantage of several current trends in the market for screening, diagnosis and treatment of breast cancer, including government and public support for early detection of breast cancer. The Company intends to develop products that are cost-effective and consistent with trends toward health-care cost containment and increased attention by payors and patients on women's health issues. The following are key elements of the Company's strategy:

     - PROMOTE PHYSICIAN ACCEPTANCE AND TRAINING. Biopsys seeks to gain physician acceptance of the Mammotome Biopsy System through physician training and dissemination of clinical and patient outcomes data. The Company's initial marketing efforts are targeted towards radiologists, surgeons and pathologists, all of whom the Company believes will be influential in gaining market acceptance of the Mammotome procedure. Certain of the Company's co-founders and all of the members of its scientific advisory board are key opinion leaders in the development of less-invasive approaches for the diagnosis and treatment of breast cancer, and the Company sponsors ongoing physician training programs on the Mammotome Biopsy System.

     - MARKET AND SELL THROUGH MULTIPLE CHANNELS. Biopsys' strategy is to market and sell its products through both its direct sales force and marketing alliances. Currently, the Company has non-exclusive marketing arrangements for the Mammotome Biopsy System with the two principal manufacturers of stereotactic tables. The Company believes that this strategy will result in a significantly broadened marketing effort and will enable the Company to access new customer accounts.

     - DEVELOP ADDITIONAL PRODUCTS FOR BREAST CANCER DIAGNOSIS AND MANAGEMENT. Biopsys intends to develop additional products and services for breast cancer diagnosis and disease management. The Company is completing development of the MicroMark Clip that will enable physicians to mark biopsy sites for future reference. In addition, the Breast Center Manager software system is being developed to provide clinicians with an improved means of managing breast cancer patient data.

     - PROMOTE MAMMOGRAPHY SCREENING COMPLIANCE. Biopsys intends to promote public awareness and support efforts by corporations and women's organizations to improve mammography screening compliance among women over the age of 40 in the United States who do not regularly have mammograms. By increasing mammography screening compliance, the Company believes that the number of procedures to diagnose early stage breast cancers will increase.

OTHER PRODUCTS

     The Company is developing three potential new products, the MicroMark Clip, the Breast Center Manager software system and an Ultrasound Table and Articulating Arm.

MICROMARK CLIP

     The MicroMark Clip is a small surgical clip that acts as a tissue marker that can be attached to the biopsy site at the conclusion of the Mammotome procedure. The MicroMark Clip provides a means to identify or mark the area of diagnosis or interest for subsequent surgical or radiologic follow-up. If the biopsy diagnosis is malignant, the MicroMark Clip can be used to guide the placement of a localization wire used during lumpectomy surgery, and the wire and clip can then be removed at the time of the surgery. If the biopsy diagnosis is benign, the MicroMark Clip placed at the biopsy site can be easily identified on future mammograms. Typically, physicians closely monitor benign biopsy sites in order to compare previous images with current images to depict any changes that may lead to additional diagnostic procedures and potential identification of breast cancers.

     The MicroMark Clip is made of titanium and is three millimeters in length. The MicroMark Clip is delivered to the biopsy site during the Mammotome procedure using a pre-loaded delivery device. Once introduced into the breast by the delivery device, the MicroMark Clip is advanced into the tissue and deployed at the biopsy site.

     The Company is completing development of its MicroMark Clip and obtained 510(k) clearance in March 1995. The Company anticipates that the list price of the MicroMark Clip will be approximately $75. There can be no assurance that development of the MicroMark Clip will be completed in a timely manner, or at all, or that the MicroMark Clip will be successfully commercialized or achieve market acceptance.

BREAST CENTER MANAGER

     The Company is completing development of its Breast Center Manager software system, a comprehensive patient and practice management software system to be marketed to physicians, hospitals and breast imaging centers. Breast cancer management is a highly complex process that requires the coordination of the woman's primary care physician, a radiologist, a surgeon and numerous other health care professionals over a woman's lifetime. The Company believes that its Breast Center Manager system enables physicians to establish a database that improves tracking of the patient at each step of the process from screening to diagnosis to treatment. Breast Center Manager software provides an outcome-based approach to tracking patients with breast disease from detection through treatment and long term followup. The Breast Center Manager system is designed to operate on a personal computer. The software is designed to prompt physicians to make decisions at several points along the patient's path of care and point out discrepancies in results. The Breast Center Manager utilizes a unique system called Intellipath which compares and correlates information collected at all phases of a patient's treatment path, looks for potential problem situations and prompts appropriate next actions. The Breast Center Manager system can also generate reports relating to medical practice economics, including information related to referring physicians and health care payors. The Company believes that improved monitoring of clinical information and patient outcome tracking will assist health care providers in complying with the federal Mammography Quality Standards Act, which establishes certain operational standards for mammography facilities, and in presenting outcome and other statistical information to managed care payors.

     The Breast Center Manager has a list price of $4,000 and as of June 30, 1996 has been installed in over 20 sites in the United States. There can be no assurance that development of the Breast Center Manager system will be completed in a timely manner, or at all, or that the Breast Center Manager system will be successfully commercialized or achieve any market acceptance.

ULTRASOUND TABLE AND ARTICULATING ARM

     This system is comprised of a specially designed Ultrasound Table and Articulating Arm to be used with the Mammotome Biopsy System under ultrasound guidance. The system has currently been installed in four clinical marketing sites. The Company expects to introduce the system late in 1996 or early 1997. The Company believes this system will be a significant advance for sampling of lesions under ultrasound guidance. There can be no assurance that development of the Ultrasound Table and Articulating Arm will be completed in a timely manner, or at all, or that the system will be successfully commercialized or achieve market acceptance.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are performed internally by its research and development staff consisting of 15 individuals as of June 30, 1996 and supplemented by development work conducted by outside consultants. The Company's research and development efforts are focused on developing additional devices that can be used with, or in conjunction with, the Mammotome Biopsy System. The Company believes that the Mammotome Biopsy System and these other potential products will provide improved mechanisms for excising, mapping or defining lesions in breast tissue. The Company will, in connection with the development of these potential new products, be required to undertake time-consuming and costly development activities and to seek regulatory clearances or approvals. In addition, the Company is also exploring the development of enhanced versions of the Mammotome Biopsy System. There can be no assurance that any new product development will be successfully completed, that regulatory clearances, if applied for, will be granted by the FDA on a timely basis or at all, or that new products developed and introduced by the Company will receive market acceptance. Failure by the Company to receive regulatory approval for, or to successfully market new products, could have a material adverse effect on the Company's business, financial condition and results of operations.

     During the period ended June 30, 1994 and the years ended June 30, 1995 and 1996, the Company had research and development expenses of $378,000, $1,199,000 and $1,489,000, respectively.

MARKETING, SALES AND DISTRIBUTION

     The Company markets and sells its products to radiologists and surgeons. The Company's initial marketing and sales strategy is to focus on the installed base of approximately 1,000 stereotactic imaging tables located primarily in physicians' offices, hospitals and breast imaging centers throughout the United States.

     Biopsys' marketing strategy is to promote adoption of the Mammotome Biopsy System by leading physicians in both radiology and surgery. Biopsys believes that these opinion leaders may help promote acceptance of the Mammotome Biopsy System as an alternative to both open surgical biopsy and core needle biopsy. Biopsys is also facilitating the collection of clinical data and publication of papers about the Mammotome procedure. The Company is promoting the overall adoption of less-invasive breast biopsy procedures by supporting and teaching courses where less-invasive biopsy techniques are presented to physicians, including semi-annual courses taught by Biopsys' co-founders, Drs. Steve Parker and Fred Burbank.

     The Company intends to sell, market and distribute the Mammotome Biopsy System through a direct sales force. The sales force as of June 30, 1996 consists of 11 individuals familiar with selling and training physicians on the use of specialty medical devices. The sales force works closely with physicians and their supporting staffs and provides each site with technical support and training on the use of the Company's products.

     The Company has not established relationships with distributors or other strategic partners for international sales and marketing. The Company currently plans to commence international marketing and sales efforts during 1997, initially in selected countries in Europe. To date, there is limited experience with biopsy procedures using prone stereotactic imaging tables in most international markets. The Company currently plans to market and distribute products through established distributors in selected markets. The Company anticipates that it will sell products to international distributors at a discount from the United States list price for resale to customers. There can be no assurance that the Company will be able to successfully commercialize the Mammotome Biopsy System or any potential product in any international market.

RELATIONSHIPS WITH STEREOTACTIC TABLE MANUFACTURERS

     The Mammotome procedure requires the use of an imaging modality to position the probe during the procedure. Currently, the only imaging modality with which the Mammotome Biopsy System is compatible is a prone stereotactic x-ray imaging table. Two companies, Fischer Imaging Corporation ("Fischer") and Lorad, a subsidiary of Trex Medical ("Lorad"), have sold substantially all of the approximately 1,000 prone stereotactic imaging tables installed in the United States. The Company has established non-exclusive marketing arrangements with Fischer and Lorad under which Fischer and Lorad can purchase Mammotome drive units from the Company at a discount from list price and can then bundle Mammotome drive units with their stereotactic imaging tables for sale to customers. As a result, physicians, hospitals and breast imaging centers may purchase a stereotactic table with a Mammotome drive unit from Fischer or Lorad. The Company is also dependent upon Fischer and Lorad for customer training on the use of the Mammotome Biopsy System at such sites. However, Mammotome probes and other disposable products related to the Mammotome Biopsy System are purchased directly by the customer from the Company, not from Fischer or Lorad.

     There can be no assurance that Fischer and Lorad will purchase or promote the sale of Mammotome drive units or that they will continue their marketing arrangements with the Company. Lorad also has an arrangement with United States Surgical Corporation ("USSC"), a competitor of the Company, under which Lorad manufactures stereotactic tables for USSC on a private label basis. In addition, Fischer and Lorad may have additional arrangements to market other competing, less-invasive, breast biopsy systems. There can be no assurance that these or other imaging equipment manufacturers will not redesign the stereotactic tables so that they would not be compatible with the Mammotome Biopsy System. The failure or loss of such marketing arrangements could have a material adverse affect on the Company's business, financial condition and results of operations.

MANUFACTURING

     The Company has only limited experience in manufacturing the Mammotome Biopsy System. If the Company is unable to manufacture an adequate number of drive units or probes on a cost-effective and timely basis, it would have a material adverse effect on the Company's ability to realize significant product revenues for at least the next several quarters. The Company currently contracts with third parties to manufacture certain components of the Mammotome Biopsy System. Final assembly, sterilization and packaging of the Mammotome Biopsy System is currently performed by contract manufacturers. The Company has limited manufacturing capacity for the Mammotome Biopsy System and will be required to increase its in-house manufacturing capability to manufacture additional Mammotome drive units and probes. There can be no assurance that the Company will be able to attract, train and retain the required personnel or will be able to increase its manufacturing capability in a timely manner, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs on a timely basis, or at all. If the Company is unable to increase its in-house manufacturing capability, the Company may need to obtain alternative manufacturing facilities or establish additional contract manufacturing for its products. Delays associated with, or inability to establish, such additional capacity could have a material adverse affect on the Company's business, financial condition and results of operations.

     The Company purchases components used in the Mammotome Biopsy System from various suppliers. A limited number of parts and components are currently available only from single sources, including certain components used in the Mammotome drive unit. The Company is in the process of qualifying additional sources for these components. There can be no assurance that the Company will be successful in qualifying any additional sources on a timely basis, or at all. The Company has, from time to time, experienced difficulties in obtaining required quantities of components necessary to manufacture its products. For example, the Company and the industry have experienced shortages of the type of stainless steel used in the Mammotome probes, and there can be no assurance that such shortages will not occur in the future. If the Company or any of its contract manufacturers encounter future manufacturing difficulties, including problems involving production yields, quality control and assurance, or shortages of components or qualified personnel, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. The Mammotome Biopsy System includes a stainless steel probe designed to be inserted into the breast. To date, the Company has only limited experience regarding the reliability of the system. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties they have encountered. The Company believes that the concerns identified in these reports were not material and have been satisfactorily addressed and resolved. The Company expects that it will continue to receive customer reports regarding the performance of the Mammotome Biopsy System. There can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. However, there can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse affect on the Company's business, financial condition or results of operations. In addition, prior to international commercialization, the Company will be required to attain and maintain compliance with GMP requirements and ISO 9001 standards. Failure to either attain or maintain compliance with the applicable regulatory requirements of various regulatory agencies would have a material adverse effect on the Company's business financial condition and results of operations.

     The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the CDHS and to list its products with the FDA. As such, the Company is subject to inspections by both the FDA and the CDHS for compliance with the FDA's GMP and other applicable regulations. These regulations require that the Company maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company and the third party manufacturers of its products are required to comply with various FDA requirements for design, safety, advertising and labeling. The Company has not yet undergone an FDA GMP inspection, however, the Company has undergone two annual CDHS GMP inspections in January 1995 and in February 1996, both of which were satisfactory. See "--Government Regulation."

COMPETITION

     The medical device industry, including products for breast cancer diagnosis, is intensely competitive and characterized by innovation and technological advances. The Company expects that the current high levels of competition and technological change will increase. The Company believes its principal competition will consist of open surgical biopsy, core needle biopsy and other biopsy techniques and devices. Several companies market breast biopsy devices, including USSC, Bard Radiology, a division of C.R. Bard, Inc., Meditech, a division of Boston Scientific Corporation, and Manan Products. USSC has recently introduced a minimally invasive breast biopsy system that is sold with a stereotactic table manufactured for USSC on a private label basis by Lorad. Bard Radiology is currently the leading manufacturer of core needle biopsy devices. Most of the Company's competitors have longer operating histories, and significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. In addition, the Company's competitors offer broad product lines, which they may offer as a single package, have greater name recognition than the Company and frequently offer discounts as a competitive tactic. The Company's Mammotome Biopsy System and the disposable Mammotome probe are priced significantly higher than currently available, competing core needle biopsy products. The Company may therefore have to offer discounts on its

Mammotome drive unit in order to generate demand for disposable Mammotome probes. There can be no assurance that the Company's current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. For example, recent improvements in ultrasound have increased its ability to differentiate between potentially malignant and benign tissue and could therefore increase its use as a breast cancer screening tool. An ultrasound device has recently received PMA approval for use in breast cancer screening applications. In addition, another new screening modality undergoing clinical trials uses sensors to detect and analyze changes in cellular electrical charge distributions believed to be associated with the division or proliferation of cells within the breast. Any such competitive developments could have a material adverse effect on the Company's business, financial condition and results of operations.

     Several companies are working on the development of noninvasive imaging technologies for use in diagnosing breast cancer, certain of which are in clinical trials. The development and physician acceptance of a noninvasive system for breast cancer diagnosis could have a material, adverse effect on the Company's business, financial condition and results of operations. Furthermore, the medical device industry has experienced consolidation and competitors could acquire companies or technologies that could limit the Company's ability to compete. In addition to the Lorad/USSC relationship, such manufacturers may have additional arrangements to market other competing, less-invasive breast biopsy systems. There can be no assurance that these or other imaging equipment manufacturers will not redesign their stereotactic tables so that they would not be compatible with the Mammotome Biopsy System. The inability of the Company to compete successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that the primary competitive factors in the market for breast biopsy devices include the invasiveness of the procedure, the ability to capture sufficiently large and contiguous tissue samples to enable a definitive diagnosis, ease of use and price. Although the Company believes that its products compete favorably with respect to these factors, there can be no assurance that it will be able to do so in the future, or that new less-invasive surgical instruments or medical devices that perform more favorably than the Company's products will not be introduced, which would have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to its business. To date, one patent has been issued to the Company. This patent relates to certain aspects of the Mammotome Biopsy System. The Company has filed six and three additional patent applications in the United States and internationally, respectively. There can be no assurance that any patents will be issued to the Company or that patents issued to the Company will offer any degree of protection. There can be no assurance that any patents that may be issued to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents covering technologies that are more effective than the Company's technologies or would render the Company's technologies or products obsolete or uncompetitive, or will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

     The patent positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patent applications will result in the issuance of patents, or that any patents issued to the Company will provide significant protection or commercial advantage or will not be circumvented by others. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. There can be no assurance that patents issued to or licensed by the Company or any patents that may be issued as a result of the Company's pending or future patent applications will be of commercial benefit, afford the Company adequate protection from competing products or technologies or will not be challenged by competitors or others or declared invalid. Also, there can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce any patents that may be issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

     Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, or at all. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreement generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties, expect in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions, and, consequently, the Company may not own any proprietary technology developed by such consultants. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

THIRD-PARTY REIMBURSEMENT

     In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's Mammotome Biopsy System, generally rely on third-party payors, principally private health insurance plans and to a lesser extent, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for breast biopsy procedures performed using devices that have received FDA clearance or approval has generally been available in the United States. However, there is currently no specific reimbursement code for Mammotome procedures, and users of the Company's products are obtaining reimbursement under a variety of codes for existing methods of performing breast biopsy. There can be no assurance that currently available levels of reimbursement will continue to be available, or that adequate reimbursement will be available in the future for existing products or products under development. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for fixed cost per patient. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. The Company anticipates that in a prospective payment system, such as the DRG system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products. The Company anticipates that hospital administrators and physicians will justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes will be derived from the use of its products. However, there can be no assurance that this will be the case. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that any reimbursement for procedures performed using the Company's products will be available or adequate.

     If the Company obtains the necessary international regulatory approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. To date, the Company has not obtained any international reimbursement approvals. There can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

     There can be no assurance that reimbursement for procedures performed using the Company's products will be available in the United States or international markets under private or governmental insurance systems. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would adversely affect market acceptance of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

UNITED STATES

     The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification for non-exempt devices and adherence to GMPs for most devices). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed devices), and generally require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if the proposed device is not substantially equivalent to a legally marketed Class I or Class II predicate device or if it is a Class III device for which the FDA has called for such applications.

     If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and, possibly, mechanical testing. If the FDA does not object to the IDE application within 30 days from filing of the application, human clinical trials may begin as defined in the IDE. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent Institutional Review Board ("IRB") established pursuant to FDA regulations, and with appropriate informed consent.

     Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which FDA has not called for PMAs, the manufacturer or distributor may seek clearance from FDA to market the device by filing a 510(k) notification. The 510(k) notification will need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of FDA. FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

     Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which FDA must respond to a 510(k) notification. At this time, the FDA typically responds to the submission of a 510(k) notification within 150 to 200 days, but it may take longer. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the products that are the subject of the 510(k) notification.

     The Company obtained clearances of a series of 510(k) premarket notifications for the Mammotome Biopsy System from July 1994 through April 1995 and obtained clearance of its 510(k) premarket notification for the MicroMark Clip in March 1995. The Company believes the Breast Center Manager is not subject to regulation by the FDA. There can be no assurance that the Company will be able to obtain necessary clearances or approvals to market any other products on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including, in many instances, preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately two years or more from the date of filing to complete.

     The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of an application. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

     If necessary, the Company will file a PMA application with the FDA for approval to sell its potential products commercially in the United States when it has developed such products. There can be no assurance that the Company will be able to obtain necessary PMA application approvals to market such products on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS") and to list its products with the FDA. As such, the Company is subject to inspections by both the FDA and the CDHS for compliance with the FDA's GMP and other applicable regulations. These regulations require that the Company maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company and the third party manufacturers of its products are required to comply with various

FDA requirements for design, safety, advertising and labeling. The Company has not yet undergone an FDA GMP inspection. However, the Company has undergone two annual CDHS GMP inspections in January 1995 and in February 1996, both of which were satisfactory.

     The Company is required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits a cleared or approved device from being marketed for uncleared or unapproved applications. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The advertising of most FDA-regulated products is subject to both FDA and Federal Trade Commission jurisdiction. The Company also is subject to regulation by the Occupational Safety and Health Administration and by other governmental entities.

     Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict the effect, if any, that such changes might have on its business, financial condition or results of operations.

INTERNATIONAL

     International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The Company has not obtained any international regulatory approvals permitting sales of its products outside of the United States. The Company intends to seek regulatory approvals in certain international markets. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

     Prior to marketing and selling its products in Europe, the Company intends to implement policies and procedures for itself and its third party manufacturers of its products that will allow the Company to receive ISO 9001 certification. ISO 9001 standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules that require that medical products receive by mid-1998 the CE mark, an international symbol of quality and compliance with applicable European medical device directives. Failure to receive CE mark certification will prohibit the Company from selling its products in Europe. ISO 9001 certification is one of the CE mark certification requirements. There can be no assurance that the Company will be successful in meeting certification requirements.

PRODUCT LIABILITY AND INSURANCE

     The manufacture and sale of medical products entail significant risk of product liability claims. There can be no assurance that the Company's existing annual insurance coverage limits of $1 million per occurrence and $3 million in the aggregate will be adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage if its products are successfully commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 1996, the Company had 77 full-time employees. Approximately 15 persons were engaged in research and development activities, 29 persons were engaged in manufacturing and manufacturing engineering, 10 persons were engaged in quality assurance and regulatory affairs, 18 persons were engaged in sales and marketing and 5 persons were engaged in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

ADDITIONAL RISK FACTORS

     DEPENDENCE UPON MAMMOTOME BIOPSY SYSTEM. The Mammotome Biopsy System is currently the Company's only commercial product, and will account for substantially all of the Company's revenue for the foreseeable future. The Company received clearance of its 510(k) premarket notification from the FDA in April 1995 and commercially introduced the Mammotome Biopsy System in August 1995 for use in soft tissue biopsy. To date, the Company has limited experience in manufacturing, selling and marketing the Mammotome Biopsy System. As of June 30, 1996, the Mammotome Biopsy System had only been used in approximately 13,000 breast biopsy procedures at approximately 220 sites in the United States. Clinical experience and follow-up data on patients is limited as the majority of these procedures were performed after August 1995. There can be no assurance that the Mammotome Biopsy System will be effective in sampling suspicious breast tissue. Furthermore there can be no assurance that it will be more effective than competing products or technologies, capable of being manufactured in commercial quantities at acceptable costs or successfully marketed. Before the Mammotome Biopsy System can be sold outside the United States, the Company will have to obtain foreign regulatory approvals or certifications and establish foreign distribution capability. There can be no assurance that the Company will obtain any foreign regulatory approvals or certifications or establish foreign distribution capabilities on a timely basis, or at all. Since the Mammotome Biopsy System represents the Company's primary near-term product focus, if the Mammotome Biopsy System is not successfully commercialized, the Company's business, financial condition and results of operations would be materially adversely affected.

     UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success is substantially dependent upon the market acceptance of the Mammotome Biopsy System, which represents a new less-invasive method of obtaining breast tissues for biopsy. There can be no assurance that the Mammotome Biopsy System will achieve market acceptance. The Company believes that market acceptance of the Mammotome Biopsy System will depend, in part, upon the Company's ability to demonstrate to physicians the clinical benefits, safety, efficacy and cost-effectiveness of the Mammotome Biopsy System. In particular, the Company will need to demonstrate that the Mammotome Biopsy System is an attractive alternative to open surgical biopsy and other less-invasive diagnostic procedures, such as core needle biopsy, for obtaining samples of suspicious tissue from the breast. To date, there are few published reports regarding the efficacy of the Mammotome Biopsy System. Furthermore, the currently available Mammotome probe removes less tissue than an open surgical biopsy procedure, and as a result, there can be no assurance that repeat biopsy procedures will not be required to make a definitive diagnosis. In order to determine whether the Mammotome Biopsy System accurately diagnoses suspicious lesions, additional clinical experience and long-term follow-up data will be necessary. There is limited follow-up data on patients who have undergone breast biopsy using the Mammotome Biopsy System because the majority of such biopsy procedures have been performed after August 1995. Furthermore, open surgical biopsy has been the most widely used procedure for breast biopsy and there can be no assurance that physicians will adopt the Mammotome procedure. Market acceptance of the Company's products will be dependent upon the Company's ability to convince both radiologists and surgeons to use the Mammotome Biopsy System and the willingness of radiologists, surgeons, and other potential users to be trained in the use of the Mammotome Biopsy System. In addition, the Company believes that recommendations and endorsements by influential physicians will be essential for market acceptance of its products, and there can be no assurance that such recommendations or endorsements will be obtained.

     Various other factors will affect market acceptance of the Mammotome Biopsy System. In particular, the Company believes that market acceptance and future commercial success, if any, will be dependent, in part, upon an increase in the number of women complying with the mammography screening guidelines recommended by the American Cancer Society. Currently, a large percentage of women are not receiving periodic mammograms in accordance with the American Cancer Society's recommendations. There can be no assurance, however, that mammography screening compliance rates will increase. If screening compliance rates do not increase, or increase more slowly than the Company anticipates, the Company's business, financial condition and results of operations could be materially, adversely affected. Currently, the Mammotome Biopsy System requires the use of a prone stereotactic imaging table on which the Mammotome drive unit is mounted. Stereotactic imaging tables are currently being sold at approximately $200,000 per unit by table manufacturers, and there can be no assurance that the cost of these tables will not have an adverse effect on market acceptance of the Mammotome Biopsy System. Since the Mammotome Biopsy System requires a stereotactic table, the Company is dependent upon the continued manufacture and sale of the tables to physicians, hospitals and breast imaging centers by stereotactic table manufacturers. In addition, the Company's current Mammotome drive unit is not designed to work with other currently used imaging modalities, such as ultrasound. If the Company is unable to develop the Mammotome Biopsy System for use with ultrasound or other imaging modalities, the Company's business, financial condition and results of operations could be materially, adversely affected.

     The ability of health care providers to obtain adequate reimbursement for the breast biopsy procedures using the Mammotome Biopsy System will also be critical for market acceptance of the product. There can be no assurance that breast biopsy procedures using the Mammotome Biopsy System will be reimbursable by third-party payors under existing or future reimbursement policies. As a result, there can be no assurance that the Mammotome Biopsy System will achieve market acceptance. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH PRODUCT PRICING. The Company's Mammotome Biopsy System and the disposable Mammotome probe are priced significantly higher than currently available, competing core needle biopsy products. There can be no assurance that this price increase will be sustained or that the Company will not be required to discount the drive unit in order to generate market acceptance of the Mammotome Biopsy System and sales of Mammotome probes. The inability to place sufficient quantities of Mammotome drive units would limit the Company's ability to sell disposable Mammotome probes, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED OPERATING HISTORY. The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its products and initial development of a direct sales force in the United States. The Company received clearance of its 510(k) premarket notification for the Mammotome Biopsy System in April 1995 and commercially introduced the Mammotome Biopsy System in August 1995. There can be no assurance that the Mammotome Biopsy System will be successfully commercialized or that the Company will achieve significant revenues. In addition, the Company has sustained substantial operating losses to date and there can be no assurance that the Company will achieve or sustain profitability in the future. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon a number of factors, including increasing its commercial manufacturing capability and its sales and marketing capabilities. The Company's inability to establish such capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED SALES AND MARKETING EXPERIENCE. The Company has only limited experience selling and marketing the Mammotome Biopsy System. The Company intends to sell the Mammotome Biopsy System to physicians, hospitals and breast imaging centers through a direct sales force in the United States. The Company currently has an 11 person sales force that covers certain regions in the United States and the Company does not have an international sales presence. The Company intends to significantly increase its sales and marketing capability in fiscal 1997. There can be no assurance that the Company will be able to build a larger marketing staff or sales force, that establishing such a marketing staff or sales force will be cost-effective, or that the Company's sales and marketing efforts will be successful. In order to successfully market its products, the Company will need to convince the medical community, principally leading radiologists and surgeons, that the Mammotome procedure is an attractive alternative to current procedures, such as open surgical biopsy and core needle biopsy. The Company believes that recommendations and endorsements by influential physicians will be essential to market acceptance of its products. There can be no assurance that such recommendations or endorsements will be obtained. The Company may be required to, among other things, offer substantial discounts on its Mammotome drive unit to generate demand for Mammotome probes. The inability to place sufficient quantities of Mammotome drive units would limit the Company's ability to sell disposable Mammotome probes, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also be required to establish collaborative relationships for the marketing of the Mammotome Biopsy System and there can be no assurance that such relationships will be entered into or, if entered into, will be successful.

     The Company has not obtained any regulatory approvals to sell the Mammotome Biopsy System in any foreign markets. If the Company is successful in obtaining any international regulatory approvals, the Company intends to commence its international sales and marketing activities, primarily through distribution arrangements with specialty medical device distributors. Distribution, pricing and marketing structures, as well as regulatory requirements, vary significantly from country to country. Additionally, international sales and operations may be limited or disrupted by the imposition of governmental controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing, and coordinating communications among and managing international operations. Sales through distributors are also subject to several risks, including the risk that distributors will fail to effectively promote the Company's products and the risk of financial instability of distributors. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates, as well as increases in duty rates, difficulties in obtaining export licenses, constraints on its ability to maintain or increase prices, and competition. The Company has not established relationships with distributors or other strategic partners for international sales and marketing. There can be no assurance that the Company will obtain any foreign regulatory approvals or certifications or establish foreign distribution capabilities on a timely basis, or at all. Furthermore, there is limited experience with less-invasive breast biopsy procedures using prone stereotactic imaging tables in most international markets. There can be no assurance that the Company will be able to successfully commercialize the Mammotome Biopsy System or any future product in any international market.

     HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has experienced significant operating losses since inception and, as of June 30, 1996, had an accumulated deficit of $6.6 million. There can be no assurance that the Company will successfully commercialize the Mammotome Biopsy System or achieve significant revenues or any profitability. Furthermore, there can be no assurance that revenues and profitability, if achieved, will be sustained on a quarterly or annual basis, or at all.

     FLUCTUATIONS IN OPERATING RESULTS. The Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, introduction of alternative means for less-invasive biopsy by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. In particular, the Company anticipates that it may have to discount the price of the Mammotome drive unit to generate demand for Mammotome probes and facilitate market acceptance, and such discounting could adversely affect the Company's gross margins. There can be no assurance that the Company will successfully commercialize the Mammotome Biopsy System or achieve significant revenues or any profitability. Furthermore, there can be no assurance that revenues and profitability, if achieved, will be sustained on a quarterly or annual basis, or at all.

     RISK OF MARKET WITHDRAWAL OR PRODUCT RECALL. Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. The Mammotome Biopsy System includes a stainless steel probe designed to be inserted into the breast. To date, the Company has only limited experience regarding the reliability of the system. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties they have encountered. The Company expects that it will continue to receive customer reports regarding the performance and use of the Mammotome Biopsy System. There can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. However, there can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse affect on the Company's business, financial condition or results of operations.

     EXTENSIVE GOVERNMENT REGULATION. The manufacture and sale of medical devices, including the Mammotome Biopsy System and the Company's other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state agencies, such as the CDHS. In order for the Company to market its products for clinical use in the United States, the Company must obtain clearance from the FDA of a 510(k) premarket notification or approval of a more extensive submission known as a premarket approval ("PMA") application. Additionally, certain material changes to medical devices also are subject to FDA review and clearance or approval. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if premarket clearance or approval is obtained at all. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. The Company obtained clearance of 510(k) premarket notification for the Mammotome Biopsy System in April 1995 and obtained clearance of its 510(k) premarket notification for the MicroMark Clip in March 1995.

     The Company has not obtained any international regulatory approvals permitting sales of its products outside of the United States. Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In Europe, the Company will be required to obtain the certifications necessary to enable the "CE" mark to be affixed to the Company's products by mid-calendar 1998 in order to continue commercial sales in member countries of the European Union. The CE mark is an international symbol of quality and complies with applicable European medical device directives. The Company has not obtained such certifications, and there can be no assurance it will be able to obtain such certifications or any other international regulatory approval in a timely manner, or at all. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its products in the United States or internationally which could have a materially adverse effect on the Company's business, financial condition and results of operations.

     Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such clearances or approvals, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of cleared or approved medical devices for uncleared or unapproved uses. In addition, product clearances or approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following the initial marketing. The Company will be required to adhere to applicable FDA regulations regarding GMP and similar regulations in other countries, which include testing, control, and documentation requirements. The Company has not yet undergone an FDA GMP inspection. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including FDA and CDHS, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.

     There can be no assurance that the Company will be able to obtain FDA 510(k) clearance or PMA approval for its other potential products, the certifications necessary for affixation of the CE mark on the Company's products or other necessary regulatory approvals or clearances on a timely basis or at all. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously obtained clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     POTENTIAL VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as market acceptance of the Company's products, fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, failure of the Company's results of operations to be consistent with the expectations of public market analysts and investors, issuances of changes in stock market analysts' recommendations and general market conditions may have a significant effect on the market price of the Common Stock. There can be no assurance that the Company's future operating results will not be below the expectations of public market analysts and investors in some future quarter, which would have a material adverse effect on the price of the Company's Common Stock.

     UNCERTAINTY RELATING TO NEW PRODUCT DEVELOPMENT. The Company's strategy involves the design and development of new products for breast cancer diagnosis and disease management. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on the Company's business, financial condition and results of operations.


     POSSIBLE FUTURE CAPITAL REQUIREMENTS. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's Mammotome Biopsy System gains market acceptance, the timing of regulatory actions regarding the Company's potential future products, the costs and timing of expansion of sales, marketing and manufacturing activities, obtaining and enforcing patents important to the Company's business results of clinical trials and competition. There can be no assurance that such additional capital, if needed, will be available on terms acceptable to the Company, or at all. Certain funding arrangements may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE UPON KEY PERSONNEL. The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. Furthermore, the Company relies on the services of several medical and scientific consultants, all of whom are employed on a full-time basis by hospitals or academic or research institutions. Such consultants are, therefore, not available to devote their full time or attention to the Company's affairs.


ITEM 2.   PROPERTIES

     The Company leases an approximately 19,000 square foot facility in Irvine, California. This facility includes an environmentally controlled, class 10,000 clean room for device assembly, together with warehouse, laboratory and office space. The facility is leased through December 1998. The Company is currently attempting to lease an additional facility in Irvine, California to expand its manufacturing and warehousing capabilities. The Company believes these facilities will be adequate to meet its current and reasonably anticipated future requirements.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market (ticker symbol BIOP). The number of record holders of the Company's Common Stock at September 25, 1996 was 78. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

     The Company completed an initial public offering of 2,587,500 shares of Common Stock in May 1996. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

     Quarterly high and low stock prices are as follows:


               Quarter Ended                 High           Low
- ------------------------------------------   ----           ---
June 30, 1996 (from May 1, 1996)             $28            $15

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below with respect to the Company's statements of operations for the period from July 6, 1993 (Inception) to June 30, 1994 and for the years ended June 30, 1995 and 1996 and with respect to the Company's balance sheets at June 30, 1995 and 1996 are derived from the Financial Statements of the Company included elsewhere in this Form 10-K that have been audited by Deloitte & Touche LLP, independent auditors, and is qualified by reference to such Financial Statements and Notes related thereto. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                             Period from
                                             July 6, 1993
                                              (Inception)    Year Ended June 30,
                                               to June 30,   -------------------
                                                 1994         1995       1996
                                             ------------    --------  ---------
                                          (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . . . . .     $    --    $    80    $  3,475
Cost of sales . . . . . . . . . . . . . . .          --         34       1,899
                                                -------    -------    --------
   Gross profit . . . . . . . . . . . . . .          --         46       1,576
Operating expenses: . . . . . . . . . . . .

   Research and development . . . . . . . .         378      1,199       1,489
   Sales and marketing  . . . . . . . . . .          --        344       2,168
   General and administrative . . . . . . .         302        944       1,864
                                                -------    -------    --------
     Total operating expenses . . . . . . .         680      2,487       5,521
                                                -------    -------    --------

Loss from operations  . . . . . . . . . . .        (680)    (2,441)     (3,945)
Interest income (expense), net  . . . . . .           5        (32)        478
                                                -------    -------    --------
Net loss  . . . . . . . . . . . . . . . . .     $  (675)   $(2,473)   $ (3,467)
                                                -------    -------    --------
                                                -------    -------    --------


Net loss per share (1)  . . . . . . . . . .                           $  (0.43)
                                                                      --------
                                                                      --------
Weighted average shares outstanding . . . .                              8,029


                                                     June 30,
                                                ------------------
                                                  1995      1996
                                                --------  --------
BALANCE SHEET DATA: . . . . . . . . . . . .

Cash and cash equivalents . . . . . . . . .     $    13   $ 12,122

Short-term and long-term investments  . . .           0     25,265
Working capital . . . . . . . . . . . . . .        (611)    22,403

Total assets  . . . . . . . . . . . . . . .         416     40,914
Total liabilities . . . . . . . . . . . . .       2,829      1,831
Total stockholders' equity (deficit)  . . .      (2,413)    39,083

(1) See Note 1 of Notes to Financial Statements for information concerning the calculation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Biopsys should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-K. This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning the risk of breast cancer; breast cancer screening; improvements in ultrasound; business strategy; development and introduction of new products; research and development; marketing, sales and distribution; manufacturing; competition; third-party reimbursement; government regulation; and operating and capital requirements.

OVERVIEW

     Since its inception in July 1993, the Company has been engaged in the design, development, clinical testing and, more recently, the manufacture and sale of the Mammotome Biopsy System. The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its products and initial development of a direct sales force in the United States. The Company received clearance of its 510(k) premarket notification for the Mammotome Biopsy System from the FDA in April 1995, began limited sales to selected customers in May 1995 and commercially introduced the Mammotome Biopsy System in August 1995. For the year ended June 30, 1996, net sales of the Mammotome Biopsy System totaled $3,475,000. As of June 30, 1996, the Mammotome Biopsy System had been used in over 13,000 breast biopsy procedures at approximately 220 sites in the United States.

     The Company has a limited history of operations and has experienced significant operating losses since inception. As of June 30, 1996 the Company had an accumulated deficit of approximately $6.6 million. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's products continue to gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, introduction of alternative means for less-invasive breast biopsy by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. There can be no assurance that the Company will successfully commercialize the Mammotome Biopsy System or achieve significant revenues or profitability. Furthermore, there can be no assurance that revenues and profitability, if achieved, will be sustained on a quarterly or annual basis, or at all.

     The Mammotome procedure requires the use of an imaging modality during the procedure. Currently, the only imaging modality with which the Mammotome Biopsy System is compatible is a prone stereotactic x-ray imaging table. Two companies, Fischer and Lorad, have sold substantially all of the approximately 1,000 prone stereotactic imaging tables installed in the United States. The Company has established non-exclusive marketing arrangements with Fischer and Lorad under which Fischer and Lorad can purchase Mammotome drive units from the Company at a discount from list price and can then bundle Mammotome drive units with stereotactic imaging tables for sale to customers. However, Mammotome probes and other disposable products related to the Mammotome Biopsy System are purchased by the customer directly from the Company, not from Fischer or Lorad. There can be no assurance that Fischer and Lorad will purchase or promote the Mammotome drive unit or that they will continue their marketing arrangements with the Company. Lorad also has an arrangement with USSC, a competitor of the Company, under which Lorad manufactures stereotactic tables for USSC on a private label basis. In addition, Fischer and Lorad may have additional arrangements to market other competing breast biopsy systems. There can be no assurance that these or other imaging equipment manufacturers will not redesign the stereotactic tables so that they would not be compatible with the Mammotome Biopsy System. The failure or loss of such marketing arrangements could have a material adverse affect on the Company's business, financial condition and results of operations.

     The Company has only limited experience in manufacturing the Mammotome Biopsy System. If the Company is unable to manufacture an adequate number of drive units or probes on a cost-effective and timely basis, it would have a material adverse effect on the Company's ability to realize significant product revenues for at least the next several quarters. The Company currently contracts with third parties to manufacture certain components of the Mammotome Biopsy System. Final assembly, sterilization and packaging of the Mammotome Biopsy System is currently performed by the Company in-house and by contract manufacturers. The Company has limited capacity to manufacture the Mammotome Biopsy System and will be required to increase its in-house capability to manufacture more of the system's components. There can be no assurance that the Company will be able to attract, train and retain the required personnel or will be able to increase its manufacturing capability in a timely manner, or at all. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs on a timely basis, or at all. If the Company is unable to increase its in-house manufacturing capability, the Company may need to obtain alternative manufacturing facilities or establish additional contract manufacturing for its products. Delays associated with, or the inability to establish, such additional capacity could have a material adverse affect on the Company's business, financial condition and results of operations.

     The Company purchases components used in the Mammotome Biopsy System from various suppliers. A limited number of parts and components are currently available only from single sources, including certain components used in the Mammotome drive unit. The Company is in the process of qualifying additional sources for these components. There can be no assurance that the Company will be successful in qualifying any additional sources on a timely basis, or at all. Medical device companies frequently experience difficulties in obtaining required quantities of components necessary to manufacture their products. For example, the industry has experienced shortages of the type of stainless steel used in the Mammotome probes, and there can be no assurance that such shortages will not occur in the future. If the Company or any of its contract manufacturers encounter future manufacturing difficulties, including problems involving production yields, quality control and assurance, shortages of components or shortages of qualified personnel, it could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, prior to international commercialization, the Company will be required to attain and maintain compliance with GMP requirements and ISO 9001 standards. Failure to either attain or maintain compliance with the applicable regulatory requirements of various regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 1996 AND 1995

     Net sales for the year ended June 30, 1996 were $3,475,000. The Company was a development stage company during the year ended June 30, 1995 and had net sales of $80,000 during that period. The Company commenced commercial shipments of its Mammotome Biopsy System in August 1995. Net sales for the year ended June 30, 1996 reflect sales of 220 Mammotome drive units and approximately 15,800 disposable probes.

     During the year ended June 30, 1996, cost of sales totaled $1,899,000, or 55% of net sales. In addition to direct material and subassembly costs associated with products sold, cost of sales also reflects a significant increase in manufacturing personnel and other overhead costs associated with the commencement of manufacturing and assembly operations, engineering and support functions, and materials procurement and handling functions.

     Research and development expenses increased 24% to $1,489,000 during the year ended June 30, 1996 from $1,199,000 during the year ended June 30, 1995. This increase was primarily due to research and development expenses associated with the continued development of the 11 and 14 gauge probes and the MicroMark Clip during the year ended June 30, 1996.

     Sales and marketing expenses increased to $2,168,000 during the year ended June 30, 1996 from $344,000 during the year ended June 30, 1995. This increase was primarily due to the hiring of sales personnel and increased marketing activities to support the initial commercial sale of the Mammotome Biopsy System in August 1995.

     General and administrative expenses increased to $1,864,000 for the year ended June 30, 1996 from $944,000 during the year ended June 30, 1995. The increase was primarily due to increases in administrative personnel and related costs associated with the initial commercial sale of the Mammotome Biopsy System.

     Net interest income increased to $478,000 during the year ended June 30, 1996 from net interest expense of $32,000 during the year ended June 30, 1995. The increase was primarily due to higher cash balances associated with completion of the Company's Preferred Stock financing in July 1995, and the Company's initial public offering in May 1996.

FISCAL YEAR ENDED JUNE 30, 1995 AND PERIOD FROM JULY 6, 1993 (DATE OF INCEPTION) THROUGH JUNE 30, 1994

     During the fiscal year ended June 30, 1995 and the period from July 6, 1993 (date of inception) through June 30, 1994, the Company was a development stage company. Net sales of $80,000 for the fiscal year ended June 30, 1995 resulted from limited shipments of the Mammotome Biopsy System, which began in May 1995 to selected customers. Cost of sales for the fiscal year ended June 30, 1995 were directly related to these initial product shipments.

     Research and development expenses increased to $1.2 million for the fiscal year ended June 30, 1995 from $378,000 for the period ended June 30, 1994. This increase was due to increased development of the Mammotome Biopsy System and associated hiring of research and development personnel and consultants, and increased material and prototype expenses.

     Sales and marketing expenses were $344,000 for the fiscal year ended
June 30, 1995. The Company had no sales and marketing expenses for the period ended June 30, 1994. This increase resulted from the hiring of sales and marketing personnel and costs associated with the planned commercial introduction of the Company's Mammotome Biopsy System. For the period ended June 30, 1994, the Company primarily focused on research and development activities.

     General and administrative expenses increased to $944,000 for the fiscal year ended June 30, 1995 from $302,000 for the period ended June 30, 1994, primarily as a result of increased personnel and associated costs related to product clearances and the establishment of administrative functions to support the Company's operations.

     Interest income for the fiscal year ended June 30, 1995 increased to $50,000 from $5,000 for the period ended June 30, 1994, primarily as a result of higher average cash balances throughout the fiscal year ended June 30, 1995. Interest expense for the fiscal year ended June 30, 1995 of $82,000 resulted primarily from the amortization of the estimated fair market value of warrants issued in connection with certain promissory notes issued by the Company in April and June 1995. See Note 6 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1996, the Company completed an initial public offering of 2,587,500 shares of common stock (including the underwriters overallotment of 337,500 shares) at $15.00 per share. Net proceeds to the Company were approximately $35.3 million. From inception through April 1996, the Company financed its operations primarily through the private placement of equity securities totaling $9.7 million. These equity securities were converted to common stock upon the initial public offering. As of June 30, 1996, cash, cash equivalents, short term and long-term investments totaled $37.4 million. The Company's cash used in operating activities increased to $3.7 million for the year ended June 30, 1996 from $2.4 million for the year ended June 30, 1995, primarily resulting from an increase in the Company's net loss due to increased sales and marketing and general and administrative expenses, and an increase in accounts receivable and inventories related to the commercial introduction of the Mammotome Biopsy System. For the fiscal year ended June 30, 1995, cash used in operating activities increased to $2.4 million from $533,000 for the period ended June 30, 1994 as a result of increased research and development activities, initiation of marketing activities and increased general and administrative expenses to support preparation and submission of 510(k) applications for the Mammotome Biopsy System and the MicroMark Clip.

     The Company's principal source of liquidity at June 30, 1996 consisted of cash, cash equivalents, short term and long term investments of $37.4 million. The Company has adopted investment guidelines which restrict the types and quality of investments the Company is authorized to enter into. At June 30, 1996, the Company had invested approximately $2.7 million in money market funds, approximately $15.7 million in commercial paper and corporate bonds rated a minimum of A1/P1, and approximately $19.0 million in U.S. government treasury notes or federal agencies. At June 30, 1996, the Company had no long term debt. The Company has never had and currently does not have commitments for credit facilities, such as revolving credit agreements or lines of credit, that could provide additional working capital.

     The Company believes that the proceeds from the initial public offering together with current cash balances will be sufficient to meet the Company's operating and capital requirements through fiscal 1997. The Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's Mammotome Biopsy System gains market acceptance, the timing of regulatory actions regarding the Company's potential future products, the costs and timing of expansion of sales, marketing and manufacturing activities, obtaining and enforcing patents important to the Company's business, results of clinical trials and competition. There can be no assurance that the Company will not be required to raise additional capital, or that such capital will be available on acceptable terms, or at all.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1996 Annual Meeting of Stockholders (the "Proxy Statement") to be held December 9, 1996 and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1--Election of Directors" in the Proxy Statement.

     The executive officers of the Registrant, who are elected by the board of directors, are as follows:

     Name                Age                 Position
- --------------------     ---  ------------------------------------------------

Steven L. Gex. . . .     41   President, Chief Executive Officer and Director
Steven J. Naber. . .     44   Vice President of Finance and Chief Financial
                              Officer
Luis J. Berga. . . .     43   Vice President of Manufacturing
Mark A. Cole, Ph.D.      40   Vice President of Medical Affairs
Kenneth M. Galt. . .     45   Vice President of Research and Development
Ellen M. Preston . .     41   Vice President of Marketing
Scott W. Tremberth .     43   Vice President of Sales

     STEVEN L. GEX has served as President of the Company since August 1993, a director of the Company since April 1994 and Chief Executive Officer of the Company since December 1994. From November 1991 until April 1993, Mr. Gex served as Vice President of Marketing of Laurus Medical Corporation, a surgical device company that he co-founded. From August 1988 to June 1991, Mr. Gex served as Vice President of Marketing of Applied Vascular Devices, Inc., a medical device company. From September 1989 to March 1991, he also served as a director of Applied Urology, Inc., an affiliated company. Prior to 1988, Mr. Gex held senior management positions in marketing, business development and manufacturing operations at Edwards Laboratories, a division of American Hospital Supply Corporation. Mr. Gex holds a B.S. in Marketing from San Diego State University.

     STEVEN J. NABER joined the Company in July 1995 as Vice President of Finance and Chief Financial Officer. From July 1991 to June 1995, Mr Naber served as Vice President, Finance and Chief Financial Officer of Ioptex Research, Inc., an ophthalmic device company and a subsidiary of Smith & Nephew plc. From May 1984 until November 1990, Mr. Naber served as Vice President, Finance and Chief Financial Officer of Gradco Systems, Inc., a publicly-held office technology company. Prior to May 1984, Mr. Naber held senior financial positions with Mattel Electronics, Inc. and Kraft, Inc. Mr. Naber is a certified public accountant and holds a B.B.A. in Accounting from the University of Iowa.

     LUIS J. BERGA joined the company in September 1996 as Vice President of Manufacturing. From August 1995 until joining the Company, Mr. Berga served as Vice President Manufacturing, Cardiovascular for Minnetech Corporation, a medical device company. From June 1985 to August 1995, he held positions of increasing responsibility from General Manager to Vice President, Manufacturing at Baxter Healthcare Corporation. Mr. Berga is a certified professional engineer and holds a B.S. in Industrial Engineering from the University of Puerto Rico.

     MARK A. COLE, PH.D., has been associated with the Company since its inception in 1993 and has served as Vice President of Medical Affairs since April 1994. From 1991 until joining the Company, Dr. Cole was an independent consultant to medical device companies specializing in research, technology development, regulatory and clinical affairs and product evaluation. Prior to 1991, Dr. Cole held several senior management positions at Optical Radiation Corporation, an ophthalmic device manufacturer, and Baxter Healthcare Corporation. Dr. Cole holds a Ph.D. in Pathology from the University of Southern California.

     KENNETH M. GALT joined the Company in April 1994 as Vice President of Research and Development. From December 1990 until joining the Company,
Mr. Galt was responsible for research, development and engineering functions at Gish Biomedical, Inc., a cardiovascular device company. Prior to 1990, Mr. Galt held various senior management positions with Trimedyne Inc., a medical laser manufacturer, and Shiley Inc. (formerly a division of Pfizer Inc.), a medical device company. Mr. Galt holds a B.S. in Mechanical Engineering from the University of New Haven.

     ELLEN M. PRESTON joined the Company in April 1996 as Vice President of Marketing. From February 1988 until March 1996, Ms. Preston was employed by Vistakon, an ophthalmic products company and a subsidiary of Johnson & Johnson, in several management positions, most recently as a National Sales Director. Prior to 1988, Ms. Preston held various sales positions at Ethicon, a subsidiary of Johnson & Johnson, and American Scientific Products, a division of American Hospital Supply Corporation. Ms. Preston holds a B.S. in Business from Arizona State University.

     SCOTT W. TREMBERTH joined the Company in July 1995 as Director of Sales and was appointed Vice President of Sales in August 1996. From April 1992 to
June 1995, Mr. Tremberth served in various sales management positions at Scimed Life Systems, Inc., a cardiovascular device company acquired by Boston Scientific Corporation in 1995. From September 1979 to March 1992,
Mr. Tremberth held several sales management positions with Baxter Healthcare Corporation. Mr. Tremberth holds a B.S. in Economics from Ripon College.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS

               The following Financial Statements of Biopsys Medical, Inc. and Report of Deloitte & Touche LLP, Independent Auditors are in this Form 10-K.

                                                                           Page
                                                                           ----
               Report of Deloitte & Touche LLP, Independent Auditors       F-1
               Balance Sheets, June 30, 1996 and 1995                      F-2
               Statements of Operations, Years Ended June 30, 1996         F-3
               and 1995 and period from July 6, 1993 (Inception) to
               June 30, 1994
               Statements of Stockholders' Equity (Deficit), Years         F-4
               Ended June 30, 1996 and 1995 and period from
               July 6, 1993 (Inception) to June 30, 1994
               Statements of Cash Flows, Years Ended June 30,              F-5
               1996 and 1995 and period from July 6, 1993
               (Inception) to June 30, 1994
               Notes to Financial Statements                               F-7

          2.   FINANCIAL STATEMENT SCHEDULES

               The following financial statement schedule is included in this Form 10-K.

                                                                           Page
                                                                           ----

               Schedule II - Valuation and Qualifying Accounts for the     S-1
               Period from July 6, 1993 (Inception) to June 30, 1994 and the Years Ended June 30, 1995 and 1996.

               All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

          3.   EXHIBITS

               Refer to (c) below.

     (b)  REPORTS ON FORM 8-K

          The Company was not required to and did not file any reports on Form 8-K during the year ended June 30, 1996.

     (c)  EXHIBITS

EXHIBIT
  NO.                    DESCRIPTION
- -------   ---------------------------------------------------------------------

3.1 (1)   Restated Certificate of Incorporation of the Company.
3.2 (1)   Bylaws of the Company, as amended.
4.1 (1)   Specimen Common Stock Certificate.
10.1(1) Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2(1)   1993 Stock Plan and Form of Stock Option Agreement thereunder.
10.3(2)   1996 Director Option Plan.
10.4(2)   1996 Employee Stock Purchase Plan and forms of agreements thereunder.
10.5(1) Lease dated December 6, 1995 between the Company and The Irvine Company for a facility located at 3 Morgan, Irvine, California.

10.6(1) Use and Cost Sharing Agreement dated December 1, 1995 between the Company and Premier Laser Systems, Inc.
10.7(1) Amended and Restated Shareholder Rights Agreement dated July 7, 1995, as amended between the Company and certain holders of the Company's securities.
10.8(1)   Form of Amendment to Stock Option Agreements.
23.1      Consent of Deloitte & Touche LLP, Independent Auditors.
24.1      Power of Attorney.
27.1      Financial Data Schedule.
- --------------------
     (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-2498) and incorporated herein by reference.
     (2)  Filed as an Exhibit to the Company's Registration Statement on
          Form S-8 (File No. 333-09301) and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BIOPSYS MEDICAL, INC.


                              By:       /s/ STEVEN L. GEX
                                  --------------------------------------
                                        Steven L. Gex
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

     KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven L. Gex and Steven J. Naber, jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                               TITLE                                       DATE
- --------------------------------------      -------------------------------------------------------------      ------------------
              /s/ STEVEN L. GEX             President, Chief Executive Officer and Director                    September 27, 1996
- --------------------------------------      (Principal Executive Officer)
                Steven L. Gex

             /s/ STEVEN J. NABER            Vice President and Chief Financial Officer (Principal              September 27, 1996
- --------------------------------------      Financial and Accounting Officer)
               Steven J. Naber

            /s/ DAVID W. CHONETTE           Director                                                           September 27, 1996
- --------------------------------------
              David W. Chonette

                                            Director                                                           September 27, 1996
- --------------------------------------
              Edgar J. Cummins

         /s/ THOMAS J. FOGARTY, M.D.        Director                                                           September 27, 1996
- --------------------------------------
           Thomas J. Fogarty, M.D.

         /s/ NORWICK B.H. GOODSPEED         Director                                                           September 27, 1996
- --------------------------------------
           Norwick B.H. Goodspeed

             /s/ NANCY S. OLSON             Director                                                           September 27, 1996
- --------------------------------------
               Nancy S. Olson

          /s/ STEVE H. PARKER, M.D.         Director                                                           September 27, 1996
- --------------------------------------
            Steve H. Parker, M.D.

                               INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Biopsys Medical, Inc.

     We have audited the accompanying balance sheets of Biopsys Medical, Inc. as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1996 and 1995, and the period from July 6, 1993 (date of inception) to June 30, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Biopsys Medical, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995 and the period from July 6, 1993 (date of inception) to June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE AND TOUCHE LLP

Costa Mesa, California
August 1, 1996

                              BIOPSYS MEDICAL, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                               JUNE 30,
                                                           1995        1996
                                                        ----------  -----------
 CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . .      $   13,000  $12,122,000
  Short-term investments (Note 2). . . . . . . . .               -    9,405,000
  Accounts receivable, net of allowance
     of $55,000 (1996)                                      45,000      985,000
  Inventories (Note 3) . . . . . . . . . . . . . .         119,000    1,581,000
  Prepaid expenses and other current assets. . . .          66,000      141,000
                                                        ----------  -----------
   Total current assets. . . . . . . . . . . . . .         243,000   24,234,000
 LONG-TERM INVESTMENTS (Note 2). . . . . . . . . .               -   15,860,000
 PROPERTY AND EQUIPMENT, net (Note 4). . . . . . .         173,000      776,000
 OTHER ASSETS. . . . . . . . . . . . . . . . . . .               -       44,000
                                                        ----------  -----------
                                                        $  416,000  $40,914,000
                                                        ----------  -----------
                                                        ----------  -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . .      $  200,000  $ 1,270,000
  Accrued expenses, including accrued employee benefits
          of $52,000 (1995) and $379,000 (1996)             66,000      561,000
  Convertible debt payable to stockholders (Note 6)        588,000            -
                                                        ----------  -----------
   Total current liabilities . . . . . . . . . . .         854,000    1,831,000
 COMMITMENTS (Note 8)
 MANDATORILY REDEEMABLE PREFERRED STOCK, $0.001
    par value; (Note 5):
  Series B, 1,333,333 shares designated, issued and
       outstanding (1995). . . . . . . . . . . . .       1,975,000            -
 STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1 and 5):
  Convertible preferred stock, $0.001 par value:
   Series A, 833,333 shares designated, issued and
    outstanding (1995) . . . . . . . . . . . . . .         620,000            -
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 1,785,000 (1995) and 9,716,880 (1996)
    shares issued and outstanding. . . . . . . . .           2,000       10,000
  Additional paid-in capital . . . . . . . . . . .         113,000   45,092,000
  Accumulated deficit. . . . . . . . . . . . . . .      (3,148,000)  (6,615,000)
  Deferred stock option compensation (Note 5). . .               -      596,000
                                                        ----------  -----------
   Net stockholders' equity (deficit). . . . . . .      (2,413,000)  39,083,000
                                                        ----------  -----------
                                                        $  416,000  $40,914,000
                                                        ----------  -----------
                                                        ----------  -----------


                 See accompanying notes to financial statements.

                              BIOPSYS MEDICAL, INC.

                            STATEMENTS OF OPERATIONS


                                                      PERIOD FROM
                                                      JULY 6, 1993
                                                       (INCEPTION)     YEAR ENDED JUNE 30,
                                                        TO JUNE 30,  -------------------------
                                                           1994         1995          1996
                                                         ---------   -----------   -----------
 Net sales (Note 9). . . . . . . . . . . . . . . .       $      -    $    80,000   $ 3,475,000
 Cost of sales . . . . . . . . . . . . . . . . . .              -         34,000     1,899,000
                                                         ---------   -----------   -----------
    Gross profit . . . . . . . . . . . . . . . . .              -         46,000     1,576,000
 Operating expenses:
  Research and development . . . . . . . . . . . .         378,000     1,199,000     1,489,000
  Sales and marketing. . . . . . . . . . . . . . .               -       344,000     2,168,000
  General and administrative (Note 8). . . . . . .         302,000       944,000     1,864,000
                                                         ---------   -----------   -----------
   Total operating expenses. . . . . . . . . . . .         680,000     2,487,000     5,521,000
                                                         ---------   -----------   -----------
 Loss from operations. . . . . . . . . . . . . . .        (680,000)   (2,441,000)   (3,945,000)
 Interest income . . . . . . . . . . . . . . . . .           5,000        50,000       491,000
 Interest expense (Note 6) . . . . . . . . . . . .               -       (82,000)      (13,000)
                                                         ---------   -----------   -----------
 Net loss. . . . . . . . . . . . . . . . . . . . .       $(675,000)  $(2,473,000)  $(3,467,000)
                                                         ---------   -----------   -----------
                                                         ---------   -----------   -----------
 Net loss per share (Note 1) . . . . . . . . . . .                                 $     (0.43)
                                                                                   -----------
                                                                                   -----------
 Weighted average shares outstanding (Note 1). . .                                   8,029,000


                 See accompanying notes to financial statements.

                              BIOPSYS MEDICAL, INC.

                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             CONVERTIBLE
                              PREFERRED                                                                        NET
                            STOCK SERIES A       COMMON STOCK      ADDITIONAL                              STOCKHOLDERS'
                           ------------------  ------------------    PAID-IN    ACCUMULATED   DEFERRED        EQUITY
                            SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL      DEFICIT    COMPENSATION   (DEFICIT)
                            -------  --------  ---------  -------  -----------  -----------  ------------  -------------
BALANCES,
 July 6, 1993
 (date of inception) . . .        -  $      -          -  $     -  $         -  $         -  $          -  $           -
Net proceeds  from issuance
 of common stock   . . . .        -         -    340,000        -       10,000            -             -         10,000
Issuance  of common and
  Series A preferred  stock
  to acquire technology
  rights . . . . . . . . .  100,000    75,000  1,440,000    2,000       12,000            -             -         89,000
Net proceeds  from issuance
  of Series A
  preferred stock. . . . .  733,333   545,000          -        -            -            -             -        545,000
Net loss during development
  stage (Note 1) . . . . .        -         -          -        -            -     (675,000)            -       (675,000)
                            -------  --------  ---------  -------  -----------  -----------  ------------  -------------
BALANCES,
  June 30, 1994. . . . . .  833,333   620,000  1,780,000    2,000       22,000     (675,000)            -        (31,000)
Net proceeds  from issuance
 of common stock   . . . .        -         -      5,000        -        1,000            -             -          1,000
Issuance of warrants
 (Note 6)  . . . . . . . .        -         -          -        -       90,000            -             -         90,000
Net loss during development
  stage (Note 1) . . . . .        -         -          -        -            -   (2,473,000)            -     (2,473,000)
                            -------  --------  ---------  -------  -----------  -----------  ------------  -------------

BALANCES,
 June 30, 1995 . . . . . .  833,333   620,000  1,785,000    2,000      113,000   (3,148,000)            -    (2,413,000)
Proceeds from exercise of
 common stock options. . .        -         -     93,500        -       15,000                                   15,000
Conversion  of
 warrants (Note 5) . . . .        -         -     32,624        -            -            -             -             -
Conversion  of  Series A
 preferred Stock . . . . . (833,333) (620,000)   833,333    1,000      619,000            -             -             -
Conversion  of  Series B
 preferred Stock . . . . .        -         -  1,333,333    1,000    1,974,000            -             -     1,975,000
Conversion  of  Series C
 preferred Stock . . . . .        -         -  3,051,590    3,000    7,092,000            -             -     7,095,000
Net proceeds from issuance
 of common stock
 (Note 5). . . . . . . . .        -         -  2,587,500    3,000   35,279,000            -             -    35,282,000
Deferred compensation
 (Note 5). . . . . . . . .                                                                        596,000       596,000
Net loss . . . . . . . . .        -         -          -        -            -   (3,467,000)            -    (3,467,000)
                            -------  --------  ---------  -------  -----------  -----------  ------------  -------------
BALANCES,
 June 30, 1996                    -  $      -  9,716,880  $10,000  $45,092,000  $(6,615,000)     $596,000  $  39,083,000
                            -------  --------  ---------  -------  -----------  -----------  ------------  -------------
                            -------  --------  ---------  -------  -----------  -----------  ------------  -------------


                 See accompanying notes to financial statements.

                              BIOPSYS MEDICAL, INC.

                            STATEMENTS OF CASH FLOWS


                                                    PERIOD FROM
                                                    JULY 6, 1993
                                                     (INCEPTION)        YEAR ENDED JUNE 30,
                                                      TO JUNE 30,    -------------------------
                                                         1994           1995          1996
                                                     ------------   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . .   $  (675,000)   $(2,473,000)   $ (3,467,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization . . . . . . . . .         66,000       129,000         112,000
   Deferred compensation . . . . . . . . . . . . .              -             -         596,000
   Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . .              -       (45,000)       (940,000)
    Prepaid expenses and other current assets. . .         (6,000)      (60,000)        (75,000)
    Inventories. . . . . . . . . . . . . . . . . .              -      (119,000)     (1,462,000)
    Other assets . . . . . . . . . . . . . . . . .              -             -         (49,000)
    Accounts payable and accrued expenses. . . . .         82,000       184,000       1,565,000
                                                     ------------   -----------    ------------
        Net cash used in operating activities. . .       (533,000)   (2,384,000)     (3,720,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment. . . . . .        (50,000)     (151,000)       (698,000)
  Short-term investment purchases. . . . . . . . .              -             -     (10,921,000)
  Short-term investment maturities . . . . . . . .              -             -       1,516,000
  Long-term investment purchases . . . . . . . . .              -             -     (15,860,000)
                                                     ------------   -----------    ------------
        Net cash used in investing activities. . .        (50,000)     (151,000)    (25,963,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debt . . .              -       600,000               -
  Net proceeds from issuance of common stock . . .         10,000         1,000      35,282,000
  Net proceeds from issuance of Series A
    preferred stock. . . . . . . . . . . . . . . .        545,000             -               -
  Net proceeds from issuance of Series B
    preferred stock. . . . . . . . . . . . . . . .      1,975,000             -               -
  Net proceeds from issuance of Series C
    preferred stock. . . . . . . . . . . . . . . .              -             -       6,495,000
  Net proceeds from exercise of
    stock options and warrants . . . . . . . . . .              -             -          15,000
                                                     ------------   -----------    ------------
        Net cash provided by financing activities.      2,530,000       601,000      41,792,000
                                                     ------------   -----------    ------------
 NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . .      1,947,000    (1,934,000)     12,109,000


                 See accompanying notes to financial statements.

                              BIOPSYS MEDICAL, INC.

                                                    PERIOD FROM
                                                    JULY 6, 1993
                                                     (INCEPTION)        YEAR ENDED JUNE 30,
                                                      TO JUNE 30,    -------------------------
                                                         1994           1995          1996
                                                     ------------   -----------    ------------
CASH AND CASH EQUIVALENTS, beginning of period. .    $          -   $ 1,947,000    $     13,000
                                                     ------------   -----------    ------------
CASH AND CASH EQUIVALENTS, end of period. . . . .    $  1,947,000   $    13,000    $ 12,122,000
                                                     ------------   -----------    ------------
                                                     ------------   -----------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
 Cash paid for income taxes . . . . . . . . . . .    $        800   $       800    $        800
                                                     ------------   -----------    ------------
                                                     ------------   -----------    ------------
 Cash paid for interest . . . . . . . . . . . . .    $          -   $         -    $      1,000
                                                     ------------   -----------    ------------
                                                     ------------   -----------    ------------


     During the period from July 5, 1993 (date of inception) to June 30, 1994, the Company issued common and preferred stock (see Note 5) in exchange for rights to certain technology related to the Company's Mammotome Biopsy System.

     In July 1995, the Company issued 257,510 shares of Series C redeemable preferred stock in repayment of debt totaling $600,000 (see Note 6).

     In May 1996, the Company's 833,333, 1,333,333 and 3,051,590 shares of
Series A, B and C preferred stock, respectively, were converted into shares of common stock at a rate of one-to-one (see Note 5). During the year ended June 30, 1996, dividends totaling $418,000 were accrued and subsequently canceled and reversed against the Company's accumulated deficit (see Note 5).



                 See accompanying notes to financial statements.

                              BIOPSYS MEDICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

     Biopsys Medical, Inc. ("Biopsys" or the "Company") designs, develops, manufactures and markets products for the diagnosis of breast cancer. The Company's principal product, the Mammotome Biopsy System, represents a less-invasive alternative to open surgical biopsy. The Company was formed on July 6, 1993. The Company was in the development stage through June 30, 1995.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     CASH AND CASH EQUIVALENTS - All highly-liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost; consist primarily of computers, furniture and machinery; and are depreciated on a straight-line basis over their estimated useful lives of five years.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 1996, management believes that the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments.

     REVENUE RECOGNITION - Revenues from product sales are recognized upon shipment of products to customers, who consist of physicians, hospitals and breast imaging centers. The Company offers credit to its customers and performs ongoing credit evaluations of its customers.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     INCOME TAXES - The Company accounts for income taxes using SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which requires that the Company recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     SOFTWARE DEVELOPMENT COSTS - Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. For the year ended June 30, 1996, the Company capitalized software development costs totaling $50,000, representing costs incurred subsequent to the establishment of technical feasibility. Capitalized software development costs are included in other assets and are being amortized over the greater of the straight-line method over two years or the ratio of actual sales to anticipated sales.

     NET LOSS PER SHARE - Net loss per share has been computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method, as if they were outstanding as of the beginning of each period presented. Historical net loss per share is not presented as it is not indicative of the ongoing entity.

     AMENDED ARTICLES OF INCORPORATION - In March 1996, the Company amended its Articles of Incorporation to increase the number of shares of common stock authorized to 50,000,000. The amended Articles of Incorporation also authorize 5,256,916 shares of preferred stock and an additional 5,000,000 shares of blanket preferred stock, the rights and preferences of which may be established by the Company's Board of Directors.

     NEW ACCOUNTING PRONOUNCEMENT - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions (see Note 5).

2.   SHORT-TERM AND LONG-TERM INVESTMENTS:

     The carrying value and market value of the Company's fixed maturity short-term and long-term investments which are classified as held-to-maturity at June 30, 1996 were as follows:


                                             GROSS             GROSS
                                            CARRYING         UNREALIZED     UNREALIZED        MARKET
                                             VALUE              GAINS          LOSSES          VALUE
                                          ------------       ----------     ----------     ------------
 Short-term investments
    Corporate debt and United States
    government agency securities          $  9,405,000            -               -        $  9,405,000

 Long-term investments
    United States Treasury Obligations
    maturing within 1 to 2 years          $ 15,860,000        $  28,000           -        $ 15,888,000


  The Company did not have any short-term or long-term investments at June 30, 1995.

3.   INVENTORIES

  Inventories consist of the following at June 30:

                                                        1995         1996
                                                     ---------    ----------
  Raw materials. . . . . . . . . . . . . . . . . .   $  35,000    $  768,000
  Work-in-process. . . . . . . . . . . . . . . . .      86,000       629,000
  Finished goods held for sale . . . . . . . . . .       5,000       247,000
                                                     ---------    ----------
                                                       126,000     1,644,000
  Less valuation reserve . . . . . . . . . . . . .      (7,000)      (63,000)
                                                     ---------    ----------
                                                     $ 119,000    $1,581,000
                                                     ---------    ----------
                                                     ---------    ----------

4.   PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at June 30:

                                                        1995         1996
                                                     ---------    ----------
  Machinery and equipment. . . . . . . . . . . . .   $  74,000    $  470,000
  Office furniture and equipment . . . . . . . . .     125,000       427,000
                                                     ---------    ----------
                                                       199,000       897,000
  Less accumulated depreciation. . . . . . . . . .     (26,000)     (121,000)
                                                     ---------    ----------
                                                     $ 173,000    $  776,000
                                                     ---------    ----------
                                                     ---------    ----------

5.   SHAREHOLDERS' EQUITY


     SERIES C PREFERRED STOCK - In July 1995, the Company issued 2,794,080 shares of Series C redeemable preferred stock for $2.33 per share, resulting in net proceeds of $6,495,000. In conjunction with this transaction, convertible debt payable to stockholders totaling $600,000 was converted into 257,510 shares of Series C preferred stock (see Note 6).

     INITIAL PUBLIC OFFERING - In May 1996, the Company completed an initial public offering of 2,587,500 shares of the Company's common stock for $15.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $35.3 million. Additionally, upon completion of the initial public offering, warrants to purchase 32,624 shares of the Company's common stock were exercised (see Note 6).

     Upon completion of the initial public offering, the Company's 833,333, 1,333,333 and 3,051,590 outstanding shares of Series A, B and C preferred stock, respectively, were converted into shares of common stock at a rate of one to one. Additionally, accrued dividends totaling $418,000 were canceled and reversed against the Company's accumulated deficit.

     STOCK OPTION PLANS - During 1993, the Company adopted and later amended a Stock Option Plan (the "Plan") under which nonstatutory or incentive stock options to acquire shares of the Company's common stock may be granted to employees and nonemployees of the Company. The Plan is administered by the Board of Directors (the "Administrator") and permits the issuance of options for the purchase of up to 2,000,000 shares of the Company's common stock at exercise prices of not less than the fair market value of the underlying shares on the date of grant. Options granted under the Plan are exercisable over a period of time (generally not to exceed ten years), designated by the Administrator and are subject to other terms and conditions as determined by the Administrator.

     The following table summarizes the activity under the Plan for the periods indicated:

                                                                    EXERCISE
                                                       OPTIONS      PRICE PER
                                                     OUTSTANDING      SHARE
                                                     -----------  -------------
  Outstanding at July 6, 1993. . . . . . . . . . .        -
   Granted . . . . . . . . . . . . . . . . . . . .     616,000    $0.08 - $0.15
                                                     ---------

  Outstanding at June 30, 1994 . . . . . . . . . .     616,000
   Granted . . . . . . . . . . . . . . . . . . . .     234,000        $0.15
   Exercised . . . . . . . . . . . . . . . . . . .      (5,000)
                                                     ---------

  Outstanding at June 30, 1995 . . . . . . . . . .     845,000
   Granted . . . . . . . . . . . . . . . . . . . .     710,000    $0.23 - $12.00
   Exercised . . . . . . . . . . . . . . . . . . .     (93,500)
   Canceled. . . . . . . . . . . . . . . . . . . .     (17,355)
                                                     ---------

  Outstanding at June 30, 1996 . . . . . . . . . .   1,444,145
                                                     ---------
                                                     ---------

  At June 30, 1996, options to purchase 452,733 shares were exercisable.

     During the year ended June 30, 1996, options were granted for the purchase of up to 710,000 common shares at a price ranging from $0.23 to $12.00 per share. The Company will record compensation expense resulting from the difference between the respective grant price per share and the estimated fair market value of the common stock at the dates of grant ($1.17 for July 1995 grants, $2.33 for October and November 1995 grants, and $7.00 for January 1996 grants), totaling $1,144,000. This amount will be recorded ratably over the vesting period of the respective options. For the year ended June 30, 1996, the Company recorded $596,000 of deferred compensation expense associated with these stock option grants.

     In March 1996, the Company's Board of Directors approved the 1996 Director Option Plan (the "Director Plan") and the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Director Plan and the Purchase Plan each have a total of 150,000 shares of common stock reserved for issuance thereunder. As of June 30, 1996, options to purchase 20,000 shares have been granted and are outstanding at an exercise price of $15 per share under the Director Plan, and no options have been issued under the Employee Stock Purchase Plan.

6.   CONVERTIBLE DEBT PAYABLE TO STOCKHOLDERS

     Convertible debt payable to stockholders was issued in April and June 1995 and consists of promissory notes aggregating $600,000, net of unamortized debt discount. The outstanding balance of the promissory notes converted into 257,510 shares of Series C preferred stock upon completion of the Series C financing (see Note 5). In conjunction with these promissory notes, the Company issued warrants to purchase approximately 32,624 shares of equivalent securities issued in the next offering for $0.01 per share. The estimated fair value of the warrants ($90,000) at the date of issuance was recorded as an increase to paid-in capital and allocated to the promissory notes as a debt discount and was fully amortized in July 1995.

7.   INCOME TAXES

     Deferred income tax benefits result from the recognition of temporary differences between financial statement and income tax reporting of income and expenses. These differences are related primarily to net operating loss carryforwards, research and development credit carryforwards, inventory and bad debt reserves, deferred stock option compensation and capitalized research and development expenses. The components of the Company's deferred tax asset, which is fully offset by a valuation allowance, are as follows at June 30:

                                                        1995         1996
                                                     ----------   -----------
  Net operating losses . . . . . . . . . . . . . .   $1,060,000   $ 2,273,000
  Research and development credit. . . . . . . . .       16,000       182,000
  Inventory and bad debt reserve . . . . . . . . .        3,000        49,000
  Deferred stock option compensation . . . . . . .        -           250,000
  Capitalized research and development expenses. .        -           144,000
                                                     ----------   -----------
                                                      1,079,000     2,898,000
  Valuation allowance. . . . . . . . . . . . . . .   (1,079,000)   (2,898,000)
                                                     ----------   -----------
                                                     $    -       $      -
                                                     ----------   -----------
                                                     ----------   -----------

     Net operating losses and research and development credit carryforwards available to reduce future taxes for tax reporting begin to expire in 2008. Additionally, under Section 382 of the Internal Revenue Code, which limits a company's ability to utilize net operating losses generated prior to an ownership change, approximately $191,000 of the Company's deferred tax asset related to net operating loss carryforwards is limited as to its utilization. Any subsequent changes in ownership may affect the Company's ability to utilize net operating losses generated prior to the ownership change.

8.   COMMITMENTS

     OPERATING LEASES - The Company leases its corporate office, research and development and manufacturing facility under an operating lease which expires in 1999. Rent expense totaled $123,000, $61,000 and $17,000 during the years ended June 30, 1996 and 1995 and the period from July 6, 1993 (date of inception) to June 30, 1994, respectively. Future commitments at June 30, 1996 under this lease total $109,000, $112,000 and $57,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

     RETIREMENT SAVINGS PLAN - The Company has a retirement savings plan (the "401(k) Plan") which qualifies under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to $9,500 of their annual compensation, as defined by the 401(k) Plan. Company contributions are fully discretionary. As of June 30, 1996, the Company has not made any contributions to the 401(k) Plan.

9.   CERTAIN CONCENTRATIONS

     CUSTOMER CONCENTRATIONS - During the year ended June 30, 1995, three customers comprised 18.8%, 16.2% and 11.4% of the Company's net sales. No customers comprised in excess of 5% of net sales during the year ended June 30, 1996.

     VENDOR CONCENTRATIONS - Certain components of the Company's products are currently available from single sources. Additionally, shortages of the type of stainless steel used in the Mammotome probe have existed in the past. Any disruption in the supply of materials and components used in the Company's products could adversely affect the Company's results of operations.

                            BIOPSYS MEDICAL, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE PERIOD FROM JULY 6, 1993 (INCEPTION)
          TO JUNE 30, 1994 AND THE YEARS ENDED JUNE 30, 1995 AND 1996

                                                                  ADDITIONS
                                                  BALANCE AT      CHARGED TO                  BALANCE AT
                                                   BEGINNING      COSTS AND                      END
CLASSIFICATIONS                                    OF PERIOD       EXPENSES     DEDUCTIONS     OF PERIOD
                                                  ----------      ----------    ----------    -----------
For the period from July 6, 1993 (inception)
  to June 30, 1994
    Allowance for doubtful accounts                  $  -           $  -          $  -           $  -
    Allowance for inventory obsolescence             $  -           $  -          $  -           $  -

Year ended June 30, 1995
    Allowance for doubtful accounts                  $  -           $  -          $  -           $  -
    Allowance for inventory obsolescence             $  -           $ 7,000       $  -           $ 7,000

Year ended June 30, 1996
    Allowance for doubtful accounts                  $  -           $56,000       $(1,000)       $55,000
    Allowance for inventory obsolescence             $7,000         $56,000       $  -           $63,000



                                  EXHIBIT INDEX


EXHIBIT
  NO.                           DESCRIPTION
- -------      -------------------------------------------------
 23.1        Consent of Deloitte & Touche LLP, Independent Auditors.
 27.1        Financial Data Schedule.