Form 10-Q
period 1996-09-30
BIOPSYS MEDICAL INC
filed 1996-11-12
CIK 1010917

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               -----------------------------

                                          OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from _______________ to ____________________



Commission File    0-28016
Number             Biopsys Medical, Inc.
                  --------------------------------------------------------
                    (Exact name of registrant as specified in its charter)



             Delaware                               33-0578012
-----------------------------------       --------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


                           3 Morgan, Irvine CA  92618
----------------------------------------------------------------------------
                   (address of principal executive offices)
                                    (Zip Code)


                                   714-460-7800
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




----------------------------------------------------------------------------
(Former name, former address and fiscal year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ----      ----

As of October 25, 1996, 9,716,880 shares of Common Stock were issued and outstanding.

                                BIOPSYS MEDICAL, INC.

                  FORM 10-Q For the Quarter Ended September 30, 1996


                                        INDEX

                                                                                  Page
                                                                                  ----
               Facing Sheet                                                         1

               Index                                                                2

Part I.        Financial Information

Item 1.        a)   Balance sheets at September 30, 1996 and June 30, 1996          3

               b)   Statements of operations for the three-month periods
                    ended September 30, 1996 and September 30, 1995                 4

               c)   Statements of cash flows for the three-month periods ended
                    September 30, 1996 and September 30, 1995                       5

               d)   Notes to financial statements                                   6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                7

Part II.       Other Information                                                    10

               Signature                                                            11

               Index to Exhibits                                                    12


                         PART 1: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BIOPSYS MEDICAL, INC.
                               BALANCE SHEETS

                                   ASSETS

                                               September 30,          June 30,
                                               --------------------------------
                                                    1996                1996
                                               -------------       ------------
                                                (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                  $ 8,906,000        $ 12,122,000
     Short-term investments                       6,419,000           9,405,000
     Accounts receivable, net                     1,473,000             985,000
     Inventories                                  2,160,000           1,581,000
     Prepaid expenses and other current assets      256,000             141,000
                                                -----------        ------------
           Total current assets                  19,214,000          24,234,000

LONG-TERM INVESTMENTS                            20,427,000          15,860,000

PROPERTY AND EQUIPMENT, net                         850,000             776,000

OTHER ASSETS                                         38,000              44,000
                                                -----------        ------------

                                                $40,529,000        $ 40,914,000
                                                -----------        ------------
                                                -----------        ------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABLITIES:
     Accounts payable                           $   778,000        $  1,270,000
     Accrued expenses                               694,000             561,000
                                                -----------        ------------
          Total current liabilities               1,472,000           1,831,000

COMMITMENTS                                           -                   -

STOCKHOLDERS' EQUITY
     Common Stock, $.001 par value; 50,000,000
       shares authorized; 9,716,880 shares
       issued and outstanding                        10,000              10,000
     Additional paid-in capital                  45,083,000          45,092,000
     Accumulated deficit                         (6,753,000)         (6,615,000)
     Deferred stock option compensation             717,000             596,000
                                                -----------        ------------
          Net stockholders' equity               39,057,000          39,083,000
                                                -----------        ------------

                                                $40,529,000        $ 40,914,000
                                                -----------        ------------
                                                -----------        ------------


               See accompanying notes to financial statements.

                         BIOPSYS MEDICAL, INC.
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1996                1995
                                               -------------       ------------
Net Sales                                       $  2,401,000        $  224,000

Cost of Sales                                      1,106,000           153,000
                                               -------------       -----------
     Gross Profit                                  1,295,000            71,000

Operating Expenses:
     Research and development                        485,000           236,000
     Sales and marketing                             854,000           272,000
     General and administrative                      563,000           230,000
                                               -------------       -----------
          Total operating expenses                 1,902,000           738,000
                                               -------------       -----------

Interest income                                      469,000            64,000
Interest expense                                        -              (13,000)
                                               -------------       -----------
Net loss                                         $  (138,000)       $ (616,000)
                                               -------------       -----------
                                               -------------       -----------

Net loss per share                               $     (0.01)       $    (0.08)
                                               -------------       -----------
                                               -------------       -----------

Weighted average shares outstanding               10,274,000         7,593,000


                See accompanying notes to financial statements.

                         BIOPSYS MEDICAL, INC.
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1996                1995
                                               -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                   $   (138,000)      $  (616,000)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
     Depreciation and amortization                    53,000            24,000
     Deferred Compensation                           121,000               -
     Changes in assets and liabilities:
         Accounts receivable                        (488,000)          (84,000)
          Prepaid expenses and other current
            assets                                  (115,000)           10,000
         Inventories                                (579,000)         (279,000)
         Accounts payable and accrued expenses      (359,000)          154,000
                                                -------------       -----------
           Net cash used in operating activities  (1,505,000)         (791,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquistion of property and equipment             (121,000)         (126,000)
   Short-term investment maturities                2,986,000               -
   Long-term investment purchases                 (4,567,000)         (999,000)
                                                -------------       -----------
           Net cash used in investing activities  (1,702,000)       (1,125,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock issuance expenses                          (9,000)              -
     Net proceeds from issuance of Series C
       preferred stock                                   -           6,495,000
                                                -------------       -----------
            Net cash provided (used) by
              financing activities                    (9,000)        6,495,000
                                                -------------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (3,216,000)        4,579,000

CASH AND CASH EQUIVALENTS, beginning of period    12,122,000            13,000
                                                -------------       -----------

CASH AND CASH EQUIVALENTS, end of period          $ 8,906,000       $ 4,592,000
                                                -------------       -----------
                                                -------------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for income taxes                  $       -         $       -
                                                -------------       -----------
                                                -------------       -----------
     Cash paid for interest                      $       -         $       -
                                                -------------       -----------
                                                -------------       -----------


                  See accompanying notes to financial statements.

                                BIOPSYS MEDICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.    BASIS OF PRESENTATION

      The accompanying balance sheet as of September 30, 1996 and the statements of operations and cash flows for the three months ended September 30, 1996 and 1995 have been prepared by Biopsys Medical, Inc.( the "Company"), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996, and for all periods presented, have been made.

      Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1996. The results of operations for the three months ended September 30, 1996 may not necessarily be indicative of the operating results for the full 1997 fiscal year.

2.    COMPUTATION OF NET LOSS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of
operations of the Company should be   read in  conjunction  with  the
unaudited Financial  Statements and  related  Notes  thereto  included in
Part I - Item 1 of this Form 10-Q and with the Financial Statements and related Notes thereto included in its June 30, 1996 Annual Report on Form 10-K. This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning the risk of breast cancer; breast cancer screening; improvements in ultrasound; business strategy; development and introduction of new products; research and development; marketing, sales and distribution; manufacturing; competition; third-party reimbursement; government regulation; and operating and capital requirements.

OVERVIEW

        Since its inception in July 1993, the Company has been engaged in the design, development, clinical testing and, more recently, the manufacture and sale of the Mammotome Biopsy System. The Company received clearance of its 510(k) premarket notification for the Mammotome Biopsy System from the FDA in April 1995, began limited sales to selected customers in May 1995 and commercially introduced the Mammotome Biopsy System in August 1995. For the quarter ended September 30, 1996, net sales of the Mammotome Biopsy System totaled $2,401,000. As of September 30, 1996, the Mammotome Biopsy System had been used in over 23,000 breast biopsy procedures at approximately 317 sites in the United States.

        The Company has a limited history of operations and has experienced significant operating losses since inception. As of September 30, 1996 the Company had an accumulated deficit of approximately $6.8 million. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's products continue to gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, introduction of alternative means for less-invasive breast biopsy by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. There can be no assurance that the Company will successfully commercialize the Mammotome Biopsy System or achieve significant revenues or profitability. Furthermore, there can be no assurance that revenues and profitability, if achieved, will be sustained on a quarterly or annual basis, or at all.

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

        The Company has limited experience in manufacturing the Mammotome Biopsy System. If the Company is unable to manufacture an adequate number of drive units or probes on a cost-effective and timely basis, it would have a material adverse effect on the Company's ability to realize significant product revenues for at least the next several quarters. The Company currently contracts with third parties to manufacture certain components of the Mammotome Biopsy System. Final assembly, sterilization and packaging of the Mammotome Biopsy System is currently performed by the Company in-house and by contract manufacturers. The Company has limited capacity to manufacture the Mammotome Biopsy System and will be required to increase its in-house capability to manufacture more of the system's components. There can be no assurance that the Company will be able to attract, train and retain the required personnel or will be able to increase its manufacturing capability in a timely manner, or at all. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs on a timely basis, or at all. If the Company is unable to increase its in-house manufacturing capability, the Company may need to obtain alternative manufacturing facilities or establish additional contract manufacturing for its products. Delays associated with, or the inability to establish, such additional capacity could have a material adverse affect on the Company's business, financial condition and results of operations.

        The Company purchases components used in the Mammotome Biopsy System from various suppliers. A limited number of parts and components are currently available only from single sources. The Company is in the process of qualifying additional sources for these components. There can be no assurance that the Company will be successful in qualifying any additional sources on a timely basis, or at all. Medical device companies frequently experience difficulties in obtaining required quantities of components necessary to manufacture their products. For example, the industry has experienced shortages of the type of stainless steel used in the Mammotome probes, and there can be no assurance that such shortages will not occur in the future. If the Company or any of its contract manufacturers encounter future manufacturing difficulties, including problems involving production yields, quality control and assurance, shortages of components or shortages of qualified personnel, it could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, prior to international commercialization, the Company will be required to attain and maintain compliance with GMP requirements and ISO 9001 standards. Failure to either attain or maintain compliance with the applicable regulatory requirements of various regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

        Net sales for the quarter ended September 30, 1996 were $2,401,000 compared to $224,000 during the quarter ended September 30, 1995. The Company commenced commercial shipments of its Mammotome Biopsy System in August 1995. Net sales for the quarter ended September 30, 1996 reflect sales of 97 Mammotome drive units and approximately 11,000 disposable probes.

        During the quarter ended September 30, 1996, cost of sales totaled $1,106,000, or 46% of net sales compared to $153,000 or 68% of net sales in the prior year. In addition to direct material and subassembly costs associated with products sold, cost of sales also reflect increases in manufacturing personnel and other overhead costs associated with the commencement of manufacturing and assembly operations, engineering and support functions, and materials procurement and handling functions.

        Research and development expenses increased 106% to $485,000 during the quarter September 30, 1996 from $236,000 during the quarter ended September 30, 1995. This increase was primarily due to research and development expenses associated with the continued development of the 11-gauge probe and the MicroMark Clip during the quarter ended September 30, 1996.

        Selling general and administrative expenses increased to $1,417,000 during the quarter ended September 30, 1996 from $503,000 during the quarter ended September 30, 1995. This increase was primarily due to the hiring of sales personnel, increased marketing activities and increases in administrative personnel and related costs to support commercial sales of the Mammotome Biopsy System.

        Interest income increased to $469,000 during the quarter ended September 30, 1996 from $51,000, net during the quarter ended September 30, 1995. The increase was due to higher cash balances and short-term and long-term investments associated with completion of Company's initial public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

        In May 1996, the Company completed an initial public offering of 2,587,500 shares of common stock (including the underwriters overallotment of 337,500 shares) at $15.00 per share. Net proceeds to the Company were approximately $35.3 million. From inception through April 1996, the Company financed its operations primarily through the private placement of equity securities totaling $9.7 million. These equity securities were converted to common stock in conjunction with the initial public offering. As of September 30, 1996, cash, cash equivalents, short-term and long-term investments totaled $35.7 million. The Company's cash used in operating activities increased to $1.5 million for the quarter ended September 30, 1996 from $.8 million for the quarter ended September 30, 1995, primarily resulting from increases in accounts receivable and inventories related to the commercial introduction of the Mammotome Biopsy System.

        The Company's principal source of liquidity at September 30, 1996 consisted of cash, cash equivalents, short term and long term investments of $35.7 million. The Company has adopted investment guidelines which restrict the types and quality of investments the Company is authorized to enter into.
 At September 30, 1996, the Company had invested approximately $.4 million in money market funds, approximately $16.1 million in commercial paper and corporate bonds rated a minimum of A1/P1, and approximately $19.2 million in U.S. government treasury notes or federal agencies. At September 30, 1996, the Company had no long term debt. The Company has never had and currently does not have commitments for credit facilities, such as revolving credit agreements or lines of credit, that could provide additional working capital.

        The Company believes that the current cash balances and short-term and long-term investments will be sufficient to meet the Company's operating and capital requirements through fiscal 1997. The Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's Mammotome Biopsy System gains market acceptance, the timing of regulatory actions regarding the Company's potential future products, the costs and timing of expansion of sales, marketing and manufacturing activities, obtaining and enforcing patents important to the Company's business, results of clinical trials and competition. There can be no assurance that the Company will not be required to raise additional capital, or that such capital will be available on acceptable terms, or at all.

                              PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            None.


ITEM 2.     CHANGES IN SECURITIES

            None.


ITEM 3      DEFAULTS IN SENIOR SECURITIES

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None



ITEM 5.     OTHER INFORMATION

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)                                                        Page
                11.1   Computation of net loss per share (see
                       note 2 to Financial Information in Part I
                       of this Form 10-Q)                                13

                27   Financial Data Schedule                             14

            (b)      Reports on Form 8-K

                     None

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIOPSYS MEDICAL, INC.




                                       By: /s/
                                          ----------------------------------
                                          Steven J. Naber
                                          Vice President of Finance  and
                                          Chief Financial Officer
                                          (Duly Authorized and Principal
                                          Financial and Accounting Officer)

Date:  November 11, 1996

                                BIOPSYS MEDICAL, INC.
                                  INDEX TO EXHIBITS




EXHIBIT                                                       SEQUENTIALLY
NUMBER      DESCRIPTION                                       NUMBERED PAGE
-------     -----------                                       -------------

11.1        Statement Re: Computation of Net loss Per Share        13

27          Financial data schedule                                14