Form 10-Q
period 1996-12-31
BIOPSYS MEDICAL INC
filed 1997-02-12
CIK 1010917

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1996
                              --------------------------------------------------
                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                   to
                                 ------------------  ---------------------------

Commission File     0-28016
Number              Biopsys Medical, Inc.
                    ------------------------------------------------------------
                         (Exact name of registrant as specified in its charter)

                Delaware                                    33-0578012
--------------------------------------------           --------------------
State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                            Identification No.)

                           3 Morgan, Irvine CA  92618
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

Yes  X    No
   -----    -----

As of January 29, 1997, 9,830,713 shares of Common Stock were issued and outstanding.

                              BIOPSYS MEDICAL, INC.

         FORM 10-Q For the Three and Six Months Ended December 31, 1996



                                      INDEX



                                                                            PAGE
                                                                            ----
          Facing Sheet                                                        1

          Index                                                               2

Part I.   Financial Information

Item 1.   a) Balance sheets at December 31, 1996 and June 30, 1996            3

          b) Statements of operations for the three month and six month
             periods ended December 31, 1996 and 1995                         4

          c) Statements of cash flows for the six month periods ended
             December 31, 1996 and 1995                                       5

          d) Note to financial statements                                     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7

Part II.  Other Information                                                  11

          Signature                                                          13

          Index to Exhibits                                                  14

                          PART 1: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              BIOPSYS MEDICAL, INC.
                                 BALANCE SHEETS


                                     ASSETS

                                                    December 31,      June 30,
                                                    ---------------------------
                                                        1996            1996
                                                    -----------     -----------
                                                   (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                        $ 7,019,000     $12,122,000
   Short-term investments                             8,790,000       9,405,000
   Accounts receivable, net                           2,317,000         985,000
   Inventories                                        2,386,000       1,581,000
   Prepaid expenses and other current assets            561,000         141,000
                                                    -----------     -----------
      Total current assets                           21,073,000      24,234,000

LONG-TERM INVESTMENTS                                18,914,000      15,860,000

PROPERTY AND EQUIPMENT, net                             986,000         776,000

OTHER ASSETS                                             32,000          44,000
                                                    -----------     -----------
                                                    $41,005,000     $40,914,000
                                                    -----------     -----------
                                                    -----------     -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $   922,000     $ 1,270,000
   Accrued expenses                                     775,000         561,000
                                                    -----------     -----------
      Total current liabilities                       1,697,000       1,831,000

COMMITMENTS                                                   -               -

STOCKHOLDERS' EQUITY
   Common Stock, $.001 par value; 50,000,000
    shares authorized; 9,793,377 shares issued
    and outstanding                                      10,000          10,000
   Additional paid-in capital                        45,095,000      45,092,000
   Accumulated deficit                               (6,609,000)     (6,615,000)
   Deferred stock option compensation                   812,000         596,000
                                                    -----------     -----------
      Net stockholders' equity                       39,308,000      39,083,000
                                                    -----------     -----------
                                                    $41,005,000     $40,914,000
                                                    -----------     -----------
                                                    -----------     -----------


                 See accompanying notes to financial statements.

                              BIOPSYS MEDICAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended December 31,          Six Months Ended December 31,
                                                      -------------------------------         -------------------------------
                                                          1996                1995                1996                1995
                                                      -----------          ----------         -----------         -----------

Net Sales                                             $ 3,302,000          $  538,000         $ 5,703,000         $   763,000

Cost of Sales                                           1,404,000             317,000           2,510,000             470,000
                                                      -----------          ----------         -----------         -----------

     Gross Profit                                       1,898,000             221,000           3,193,000             293,000

Operating Expenses:
     Research and development                             574,000             274,000           1,060,000             511,000
     Selling, general and administrative                1,664,000             915,000           3,081,000           1,418,000
                                                      -----------          ----------         -----------         -----------

          Total operating expenses                      2,238,000           1,189,000           4,141,000           1,929,000
                                                      -----------          ----------         -----------         -----------

Interest income                                           484,000              71,000             953,000             135,000
Interest expense                                                -                   -                   -             (13,000)
                                                      -----------          ----------         -----------         -----------

Net income (loss)                                     $   144,000          $ (897,000)        $     5,000         $(1,514,000)
                                                      -----------          ----------         -----------         -----------
                                                      -----------          ----------         -----------         -----------

Net income (loss) per share                           $      0.01          $    (0.12)        $      0.00         $     (0.20)
                                                      -----------          ----------         -----------         -----------
                                                      -----------          ----------         -----------         -----------

Weighted average shares outstanding                    11,055,000           7,600,000          10,983,000           7,570,000



                 See accompanying notes to financial statements.

                              BIOPSYS MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Six Months Ended December 31,
                                                                                              -------------------------------
                                                                                                  1996                1995
                                                                                              -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                        $     5,000         $(1,514,000)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                                120,000              43,000
     Deferred Compensation                                                                        217,000             199,000
     Changes in assets and liabilities:
         Accounts receivable                                                                   (1,332,000)           (264,000)
         Prepaid expenses and other current assets                                               (420,000)             (5,000)
        Inventories                                                                              (805,000)           (511,000)
         Accounts payable and accrued expenses                                                   (134,000)            290,000
                                                                                              -----------         -----------

         Net cash used in operating activities                                                 (2,349,000)         (1,762,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                         (317,000)           (267,000)
   Short-term investment maturities                                                               615,000                   -
   Short-term investment purchases                                                                      -          (1,516,000)
   Long-term investment purchases                                                              (3,054,000)                  -
                                                                                              -----------         -----------

          Net cash used in investing activities                                                (2,756,000)         (1,783,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance common stock                                                        2,000               7,000
     Net proceeds from issuance of Series C preferred stock                                             -           6,495,000
                                                                                              -----------         -----------

           Net cash provided by financing activities                                                2,000           6,502,000
                                                                                              -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                                  (5,103,000)          2,957,000

CASH AND CASH EQUIVALENTS, beginning of period                                                 12,122,000              13,000
                                                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                                      $ 7,019,000         $ 2,970,000
                                                                                              -----------         -----------
                                                                                              -----------         -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for income taxes                                                               $         -         $       800
                                                                                              -----------         -----------
                                                                                              -----------         -----------

     Cash paid for interest                                                                   $         -         $         -
                                                                                              -----------         -----------
                                                                                              -----------         -----------




                 See accompanying notes to financial statements.

                              BIOPSYS MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying balance sheet as of December 31, 1996 and the statements of operations and cash flows for the three months and six months ended
December 31, 1996 and 1995 have been prepared by Biopsys Medical, Inc.( the "Company"), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1996, and for all periods presented, have been made.

     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1996. The results of operations for the three months and six months ended December 31, 1996 may not necessarily be indicative of the operating results for the full 1997 fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited Financial Statements and related Note thereto included in Part I - Item 1 of this Form 10-Q and with the Financial Statements and related Notes thereto included in its June 30, 1996 Annual Report on Form 10-K. This Report on Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference.
Such forward-looking statements include, but are not limited to, statements concerning the Company's operating and capital requirements.

OVERVIEW

     Since its inception in July 1993, the Company has been engaged in the design, development, clinical testing and, more recently, the manufacture and sale of the Mammotome Biopsy System. The Company received clearance of its 510(k) premarket notification for the Mammotome Biopsy System from the FDA in April 1995, began limited sales to selected customers in May 1995 and commercially introduced the Mammotome Biopsy System in August 1995. For the three and six months ended December 31, 1996, net sales of the Mammotome Biopsy System totaled $3,302,000 and $5,703,000, respectively. As of December 31, 1996, the Mammotome Biopsy System had been used in approximately 40,000 breast biopsy procedures at approximately 416 sites primarily in the United States.

     The Company has a limited history of operations and has experienced significant operating losses since inception. As of December 31, 1996 the Company had an accumulated deficit of approximately $6.6 million. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's products continue to gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, introduction of alternative means for less-invasive breast biopsy by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. There can be no assurance that the Company will successfully commercialize the Mammotome Biopsy System or achieve significant revenues or profitability. Furthermore, although the Company achieved profitability in the quarter ended December 31, 1996, there can be no assurance that such levels of revenues and profitability will be sustained on a quarterly or annual basis, or at all.

     The Mammotome procedure requires the use of an imaging modality during the procedure. Currently, the only imaging modality with which the Mammotome Biopsy System is compatible is a prone stereotactic x-ray imaging table. Two companies, Fischer and Lorad, have sold substantially all of the approximately 1,000 prone stereotactic imaging tables installed in the United States. The Company has established non-exclusive marketing arrangements with Fischer and Lorad under which Fischer and Lorad can purchase Mammotome drive units from the Company at a discount from list price and can then bundle Mammotome drive units with stereotactic imaging tables for sale to customers. However, Mammotome probes and other disposable products related to the Mammotome Biopsy System are purchased by the customer directly from the Company, not from Fischer or Lorad. There can be no assurance that Fischer and Lorad will purchase or promote the Mammotome drive unit or that they will continue their marketing arrangements with the Company. Lorad also has an arrangement with United States Surgical Corporation ("USSC"), a competitor of the Company, under which Lorad manufactures stereotactic tables for USSC on a private label basis. In addition, Fischer and Lorad may have additional arrangements to market other competing biopsy systems. There can be no assurance that these or other imaging equipment manufacturers will not redesign the stereotactic tables so that they would not be compatible with the Mammotome Biopsy System. The failure or loss of such marketing arrangements could have a material adverse affect on the Company's business, financial condition and results of operations.

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

     Biopsys has during the past several months engaged in discussions and correspondence with the FDA's 510(k) Reviewing Division regarding the Mammotome system and the FDA's concerns that devices cleared under 510(k) premarket notifications for diagnostic tissue sampling are being used for excision of tissue. The Company's discussions with the Reviewing Division resulted in defining the procedural steps necessary to fulfill the agency's requests and desire to establish consistent indications and promotional materials for all breast biopsy devices. As a result, on February 3 and 4, 1997, Biopsys advised the FDA that it would comply with the requests and file a stand alone 510(k) application for the Mammotome specifically directed towards breast biopsy for diagnostic purposes. However, on February 5, 1997, the Company received a warning letter concerning the labeling and promotion of the Mammotome system from a different FDA division than the division involved in previous discussions. The Company believes that the commitments already made to the FDA should help to provide a resolution of the principal issues identified in the warning letter. However, although the Company currently believes that the resolution of these matters with the FDA will not have a material impact on its business or operations, the Company cannot predict how long it will take for resolution of these matters.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

     Net sales for the three months ended December 31, 1996 were $3,302,000 compared to $538,000 during the three months ended December 31, 1995. The Company commenced commercial shipments of its Mammotome Biopsy System in August 1995. Net sales for the three months ended December 31, 1996 reflect sales of 99 Mammotome drive units and approximately 15,000 disposable probes compared to 32 Mammotome drive units and approximately 2,600 disposable probes in the three months ended December 31, 1995.

     During the three months ended December 31, 1996, cost of sales totaled $1,404,000, or 42.5% of net sales compared to $317,000 or 59% of net sales in the prior year. The decrease in cost of sales as a percentage of net sales and resulting higher gross profit is primarily related to a higher sales mix of disposable probes which carry a higher gross profit.

     Research and development expenses increased 109% to $574,000 during the three months ended December 31, 1996 from $274,000 during the three months ended December 31, 1995. This increase was primarily due to research and development expenses associated with the continued development of the 11-gauge probe, the MicroMark Clip, software and ultrasound related products.

     Selling, general and administrative expenses increased 82% to $1,664,000 during the three months ended December 31, 1996 from $915,000 during the three months ended December 31, 1995. This increase was primarily due to the hiring of sales personnel, increased marketing activities and increases in administrative personnel and related costs to support increased commercial sales of the Mammotome Biopsy System.

     Interest income increased to $484,000 during the three months ended December 31, 1996 from $71,000 during the three months ended December 31, 1995. The increase was due to higher cash balances and short-term and long-term investments associated with completion of the Company's initial public offering in May 1996.

SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

     Net sales for the six months ended December 31, 1996 were $5,703,000 compared to $763,000 during the six months ended December 31, 1995. Net sales for the six months ended December 31, 1996 reflect sales of 196 Mammotome drive units and approximately 26,000 disposable probes compared to 52 Mammotome drive units and approximately 3,500 disposable probes in the six months ended December 31, 1995.

     During the six months ended December 31, 1996, cost of sales totaled $2,510,000, or 44% of net sales compared to $470,000, or 61.5% of net sales in the prior year. The decrease in cost of sales as a percentage of net sales and resulting higher gross profit is primarily related to a higher sales mix of disposable probes which carry a higher gross profit.

     Research and development expenses increased 107% to $1,060,000 during the six months ended December 31, 1996 from $511,000 during the six months ended December 31, 1995. This increase was primarily due to research and development expenses associated with the continued development of the 11-gauge probe, the MicroMark Clip, software and ultrasound related products.

     Selling, general and administrative expenses increased 117% to $3,081,000 during the six months ended December 31, 1996 from $1,418,000 during the six months ended December 31, 1995. This increase was primarily due to the hiring of sales personnel, increased marketing activities and increases in administrative personnel and related costs to support commercial sales of the Mammotome Biopsy System.

     Interest income increased to $953,000 during the six months ended December 31, 1996 from $122,000, net during the six months ended December 31, 1995. The increase was due to higher cash balances and short-term and long-term investments associated with completion of the Company's initial public offering in May 1996.


LIQUIDITY AND CAPITAL RESOURCES

     In May 1996, the Company completed an initial public offering of 2,587,500 shares of common stock (including the underwriters overallotment of 337,500 shares) at $15.00 per share. Net proceeds to the Company were approximately $35.3 million. From inception through April 1996, the Company financed its operations primarily through the private placement of equity securities totaling $9.7 million. These equity securities were converted to common stock in conjunction with the initial public offering. As of December 31, 1996, cash, cash equivalents, short-term and long-term investments totaled $34.7 million. The Company's cash used in operating activities increased to $2.3 million for the six months ended December 31, 1996 from $1.8 million for the six months ended December 31, 1995, primarily resulting from increases in accounts receivable and inventories related to the commercial introduction of the Mammotome Biopsy System.

     The Company's principal source of liquidity at December 31, 1996 consisted of cash, cash equivalents, short-term and long-term investments of $34.7 million. The Company has adopted investment guidelines which restrict the types and quality of investments the Company is authorized to enter into. At December 31, 1996, the Company had invested approximately $1.2 million in money market funds, approximately $15.8 million in commercial paper and short term corporate bonds rated a minimum of A1/P1, and approximately $17.7 million in U.S. government treasury notes or long term corporate bonds. At December 31, 1996, the Company had no long term debt. The Company has never had and currently does not have commitments for credit facilities, such as revolving credit agreements or lines of credit, that could provide additional working capital.

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

          None.


ITEM 3    DEFAULTS IN SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On December 9, 1996, at the Company's Annual Meeting of Stockholders, the holders of Common Stock of the Company (i) elected two Class I directors to serve for terms of three years expiring upon the 1999 Annual Meeting of Stockholders and elected two Class III directors to serve for terms of two years expiring upon the 1998 Annual Meeting of Stockholders, and (ii) ratified the appointment of Deloitte and Touche LLP as independent auditors for the fiscal year ending June 30, 1997. The voting on each matter is set forth below.

1.   Votes cast for election of directors.


           Nominee                       Total For       Total Withheld
                                       Each Nominee     From Each Nominee
     --------------------------------------------------------------------

     CLASS I DIRECTORS:
     David W. Chonette                   8,743,901            200
     Thomas J. Fogarty, M.D.             8,743,901            200

     CLASS III DIRECTORS:
     Norwick B.H. Goodspeed              8,743,601            500
     Edgar J. Cummins                    8,743,601            500


2.   Votes cast to ratify the appointment of Deloitte & Touche LLP.


              FOR          AGAINST        ABSTAIN      BROKER NON
                                                          VOTE

           8,743,251         750            100            -0-

ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----
          (a)

               11.1   Computation of net income (loss) per share             15

               27     Financial Data Schedule                                16

          (b)         Reports on Form 8-K

                      None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BIOPSYS MEDICAL, INC.




                                   By:  /s/ Steven J. Naber
                                      -----------------------------------
                                        Steven J. Naber
                                        Vice President of Finance  and
                                        Chief Financial Officer
                                        (Duly Authorized and Principal
                                        Financial and Accounting Officer)


Date:  February 11, 1997

                              BIOPSYS MEDICAL, INC.
                                INDEX TO EXHIBITS




EXHIBIT   SEQUENTIALLY
NUMBER    DESCRIPTION                                              NUMBERED PAGE
-------   ------------                                             -------------

11.1      Statement Re: Computation of Net Income (Loss) Per Share      15

27        Financial data schedule                                       16