Form 10-Q
period 1997-03-31
BIOPSYS MEDICAL INC
filed 1997-05-05
CIK 1010917

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                               -------------------------------------------
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------     ------------------

 Commission File     0-28016
 Number              Biopsys Medical, Inc.
                     --------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

             Delaware                                33-0578012
 -------------------------------          -----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                         3 Morgan, Irvine CA  92618
  ---------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                  714-460-7800
  ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


  ---------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ------    ------

As of April 25, 1997, 9,888,567 shares of Common Stock were issued and outstanding.

                           BIOPSYS MEDICAL, INC.

         FORM 10-Q For the Three and Nine Months Ended March 31, 1997


                                   INDEX

                                                                         PAGE
                                                                         ----
          Facing Sheet                                                     1

          Index                                                            2

Part I.   Financial Information

Item 1.   a)   Balance sheets at March 31, 1997 and June 30, 1996          3

          b)   Statements of operations for the three month and
               nine month periods ended March 31, 1997 and 1996            4

          c)   Statements of cash flows for the nine month periods
               ended March 31, 1997 and 1996                               5

          d)   Note to financial statements                                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7

Part II.  Other Information                                               11

          Signature                                                       12

          Index to Exhibits                                               13

                          PART 1: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              BIOPSYS MEDICAL, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                   March 31,      June 30,
                                                     1997           1996
                                                  ------------  -------------
                                                  (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                    $  6,538,000  $  12,122,000
     Short-term investments                         15,222,000      9,405,000
     Accounts receivable, net                        2,392,000        985,000
     Inventories                                     2,602,000      1,581,000
     Prepaid expenses and other current assets         662,000        141,000
                                                  ------------  -------------

           Total current assets                     27,416,000     24,234,000

LONG-TERM INVESTMENTS                               13,457,000     15,860,000

PROPERTY AND EQUIPMENT, net                          1,390,000        776,000

OTHER ASSETS                                            26,000         44,000
                                                  ------------  -------------

                                                  $ 42,289,000  $  40,914,000
                                                  ------------  -------------
                                                  ------------  -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                             $    969,000  $   1,270,000
     Accrued expenses                                1,064,000        561,000
                                                  ------------  -------------

          Total current liabilities                  2,033,000      1,831,000

COMMITMENTS                                              -              -

STOCKHOLDERS' EQUITY
     Common Stock, $.001 par value; 50,000,000
       shares authorized; 9,884,900 shares
       issued and outstanding                           10,000         10,000
     Additional paid-in capital                     45,363,000     45,092,000
     Accumulated deficit                            (6,008,000)    (6,615,000)
     Deferred stock option compensation                891,000        596,000
                                                  ------------  -------------

          Net stockholders' equity                  40,256,000     39,083,000
                                                  ------------  -------------

                                                 $  42,289,000  $  40,914,000
                                                  ------------  -------------
                                                  ------------  -------------


               See accompanying notes to financial statements.

                            BIOPSYS MEDICAL, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            Three Months Ended March 31,   Nine Months Ended March 31,
                                            ----------------------------   ---------------------------
                                                1997            1996           1997          1996
                                            ------------    ------------   -------------  ------------
Net Sales                                   $  4,342,000    $  1,042,000   $  10,045,000  $  1,805,000

Cost of Sales                                  1,726,000         581,000       4,236,000     1,051,000
                                            ------------    ------------   -------------  ------------
     Gross Profit                              2,616,000         461,000       5,809,000       754,000

Operating Expenses:
     Research and development                    591,000         516,000       1,650,000     1,027,000
     Selling, general and administrative       1,903,000       1,021,000       4,984,000     2,439,000
                                            ------------    ------------   -------------  ------------

          Total operating expenses             2,494,000       1,537,000       6,634,000     3,466,000
                                            ------------    ------------   -------------  ------------

Income (loss) from operations                    122,000      (1,076,000)       (825,000)   (2,712,000)

Interest income                                  479,000          45,000       1,432,000       180,000
Interest expense                                  -               -              -             (13,000)
                                            ------------    ------------   -------------  ------------

Net income (loss)                           $    601,000    $ (1,031,000)  $     607,000  $ (2,545,000)
                                            ------------    ------------   -------------  ------------
                                            ------------    ------------   -------------  ------------

Net income (loss) per share                 $       0.05    $      (0.13)  $        0.06  $      (0.33)
                                            ------------    ------------   -------------  ------------
                                            ------------    ------------   -------------  ------------

Weighted average shares outstanding           11,217,000       7,641,000      11,031,000     7,619,000


                     See accompanying notes to financial statements.

                               BIOPSYS MEDICAL, INC.
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                           Nine Months Ended March 31,
                                                          ------------------------------
                                                              1997              1996
                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                      $  607,000      $ (2,545,000)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
     Depreciation and amortization                             202,000            70,000
     Deferred Compensation                                     295,000           444,000
     Changes in assets and liabilities:
       Accounts receivable                                  (1,407,000)         (639,000)
       Prepaid expenses and other current assets              (521,000)          (50,000)
       Inventories                                          (1,021,000)         (680,000)
       Other assets                                            -                (137,000)
       Accounts payable and accrued expenses                   202,000           617,000
                                                          ------------      ------------

           Net cash used in operating activities            (1,643,000)       (2,920,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                      (798,000)         (417,000)
   Short-term investment maturities                            642,000           477,000
   Short-term investment purchases                             -              (1,516,000)
   Long-term investment purchases                           (4,056,000)           -
                                                          ------------      ------------

           Net cash used in investing activities            (4,212,000)       (1,456,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance common stock                   271,000             8,000
     Net proceeds from issuance of Series C
       preferred stock                                         -               6,495,000
                                                          ------------      ------------

           Net cash provided by financing activities           271,000         6,503,000
                                                          ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               (5,584,000)        2,127,000

CASH AND CASH EQUIVALENTS, beginning of period              12,122,000            13,000
                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                  $  6,538,000      $  2,140,000
                                                          ------------      ------------
                                                          ------------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for income taxes                           $    -            $        800
                                                          ------------      ------------
                                                          ------------      ------------

     Cash paid for interest                               $    -            $     -
                                                          ------------      ------------
                                                          ------------      ------------

NON-CASH TRANSACTION:
     During the nine months ended March 31, 1997 the Company re-classified $6,423,000 of long-term investments to short-term investments as the original maturity dates of the investments became within twelve months of the balance sheet date.

                 See accompanying notes to financial statements.

                               BIOPSYS MEDICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying balance sheet as of March 31, 1997 and the statements of operations and cash flows for the three months and nine months ended March 31, 1997 and 1996 have been prepared by Biopsys Medical, Inc.( the "Company"), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1997, and for all periods presented, have been made.

     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1996. The results of operations for the three months and nine months ended March 31, 1997 may not necessarily be indicative of the operating results for the full 1997 fiscal year.

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

OVERVIEW

     Since its inception in July 1993, the Company has been engaged in the design, development, clinical testing and, more recently, the manufacture and sale of the Mammotome Biopsy System. The Company received clearance of its 510(k) premarket notification for the Mammotome Biopsy System from the FDA in April 1995, began limited sales to selected customers in May 1995 and commercially introduced the Mammotome Biopsy System in August 1995. For the three and nine months ended March 31, 1997, net sales totaled $4,342,000 and $10,045,000, respectively. As of March 31, 1997, the Mammotome Biopsy System had been used in approximately 58,000 breast biopsy procedures at approximately 516 sites primarily in the United States.

     The Company has a limited history of operations and experienced significant operating losses from inception through December 31, 1996. As of March 31, 1997 the Company had an accumulated deficit of approximately $6.0 million. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's products continue to gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, introduction of alternative means for less-invasive breast biopsy by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. There can be no assurance that the Company will continue to successfully commercialize the Mammotome Biopsy System or achieve significant revenues or profitability. Furthermore, although the Company achieved profitability in the quarter ended March 31, 1997, there can be no assurance that such levels of revenues and profitability will be sustained on a quarterly or annual basis, or at all.

     The Mammotome procedure requires the use of an imaging modality during the procedure. Currently, the primary imaging modality with which the Mammotome Biopsy System is compatible is a prone stereotactic x-ray imaging table. Two companies, Fischer and Lorad, have sold substantially all of the approximately 1,200 prone stereotactic imaging tables installed in the United States. The Company has established non-exclusive marketing arrangements with Fischer and Lorad under which Fischer and Lorad can purchase Mammotome drive units from the Company at a discount from list price and include Mammotome drive units with stereotactic imaging tables for sale to customers. However, Mammotome probes and other disposable products related to the Mammotome Biopsy System are purchased by the customer directly from the Company, not from Fischer or Lorad. There can be no assurance that Fischer and Lorad will purchase or promote the Mammotome drive unit or that they will continue their marketing arrangements with the Company. Lorad also has an arrangement with United States Surgical Corporation ("USSC"), a competitor of the Company, under which Lorad manufactures stereotactic tables for USSC on a private label basis. In addition, Fischer and Lorad may have additional arrangements to market other competing biopsy systems. There can be no assurance that these or other imaging equipment manufacturers will not redesign the stereotactic tables so that they would not be compatible with the Mammotome Biopsy System. The failure or loss of such marketing arrangements could have a material adverse affect on the Company's business, financial condition and results of operations.

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

     Biopsys has during the past several months engaged in discussions and correspondence with the FDA's 510(k) Reviewing Division regarding the Mammotome system and the FDA's concerns that devices cleared under 510(k) premarket notifications for diagnostic tissue sampling were being used for excision of tissue. The Company's discussions with the Reviewing Division resulted in defining the procedural steps necessary to fulfill the agency's requests and desire to establish consistent indications and promotional materials for all breast biopsy devices. As a result, on February 3 and 4, 1997, Biopsys advised the FDA that it would comply with the requests and file a stand alone 510(k) application for the Mammotome specifically directed towards breast biopsy for diagnostic purposes. However, on February 5, 1997, the Company received a warning letter concerning the labeling and promotion of the Mammotome system from a different FDA division than the division involved in previous discussions.

     On February 24, 1997 the Company announced that it had received confirmation from the FDA that all issues set-out in the February 5, 1997 warning letter concerning the labeling and promotion of the Mammotome Biopsy System had been satisfactorily resolved. On April 2, 1997 the Company announced that it had received 510(k) premarket notification clearance from the FDA for the Mammotome Biopsy System specifically for breast biopsy for diagnostic purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Net sales for the three months ended March 31, 1997 were $4,342,000 compared to $1,042,000 during the three months ended March 31, 1996. The Company commenced commercial shipments of its Mammotome Biopsy System in August 1995. Net sales for the three months ended March 31, 1997 reflect sales of 100 Mammotome drive units and approximately 18,000 disposable probes compared to 69 Mammotome drive units and approximately 4,600 disposable probes in the three months ended March 31, 1996.

     During the three months ended March 31, 1997, cost of sales totaled $1,726,000, or 39.8% of net sales compared to $581,000 or 55.8% of net sales in the prior year. The decrease in cost of sales as a percentage of net sales and resulting higher gross profit is primarily related to a higher sales mix of disposable probes which carry a higher gross profit.

     Research and development expenses increased 15% to $591,000 during the three months ended March 31, 1997 from $516,000 during the three months ended March 31, 1996. This increase was primarily due to research and development expenses associated with the continued development of software and ultrasound related products.

     Selling, general and administrative expenses increased 86% to $1,903,000 during the three months ended March 31, 1997 from $1,021,000 during the three months ended March 31, 1996. This increase was primarily due to the hiring of sales personnel, increased marketing activities and increases in administrative personnel and related costs to support increased commercial sales of the Mammotome Biopsy System.

     Interest income increased to $479,000 during the three months ended March 31, 1997 from $45,000 during the three months ended March 31, 1996. The increase was due to higher cash balances and short-term and long-term investments associated with completion of the Company's initial public offering in May 1996.

NINE MONTHS ENDED MARCH 31, 1997 AND 1996

     Net sales for the nine months ended March 31, 1997 were $10,045,000 compared to $1,805,000 during the nine months ended March 31, 1996. Net sales for the nine months ended March 31, 1997 reflect sales of 296 Mammotome drive units and approximately 44,000 disposable probes compared to 121 Mammotome drive units and approximately 8,100 disposable probes in the nine months ended March 31, 1996.

     During the nine months ended March 31, 1997, cost of sales totaled $4,236,000, or 42% of net sales compared to $1,051,000, or 58% of net sales in the prior year. The decrease in cost of sales as a percentage of net sales and resulting higher gross profit is primarily related to a higher sales mix of disposable probes which carry a higher gross profit.

     Research and development expenses increased 61% to $1,650,000 during the nine months ended March 31, 1997 from $1,027,000 during the nine months ended March 31, 1996. This increase was primarily due to research and development expenses associated with the continued development of the 11-gauge probe, the MicroMark Clip, software and ultrasound related products.

     Selling, general and administrative expenses increased 104% to $4,984,000 during the nine months ended March 31, 1997 from $2,439,000 during the nine months ended March 31, 1996. This increase was primarily due to the hiring of sales personnel, increased marketing activities and increases in administrative personnel and related costs to support commercial sales of the Mammotome Biopsy System.

     Interest income increased to $1,432,000 during the nine months ended March 31, 1997 from $167,000, net during the nine months ended March 31, 1996. The increase was due to higher cash balances and short-term and long-term investments associated with completion of the Company's initial public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1996, the Company completed an initial public offering of 2,587,500 shares of common stock (including the underwriters overallotment of 337,500 shares) at $15.00 per share. Net proceeds to the Company were approximately $35.3 million. From inception through April 1996, the Company financed its operations primarily through the private placement of equity securities totaling $9.7 million. These equity securities were converted to common stock in conjunction with the initial public offering. As of March 31, 1997, cash, cash equivalents, short-term and long-term investments totaled $35.2 million. The Company's cash used in operating activities decreased to $1.6 million for the nine months ended March 31, 1997 from $2.9 million for the nine months ended March 31, 1996 primarily resulting from changing a net loss of $2,545,000 to net income of $607,000 partially offset by increases in accounts receivable and inventories related to increased sales of the Mammotome Biopsy System.

     The Company's principal source of liquidity at March 31, 1997 consisted of cash, cash equivalents, short-term and long-term investments of $35.2 million. The Company has adopted investment guidelines which restrict the types and quality of investments the Company is authorized to enter into. At March 31, 1997, the Company had invested approximately $1.1 million in money market funds, approximately $21.5 million in commercial paper and short term corporate bonds, and approximately $12.6 million in U.S. government treasury notes or long term corporate bonds. At March 31, 1997, the Company had no long term debt. The Company has never had and currently does not have commitments for credit facilities, such as revolving credit agreements or lines of credit, that could provide additional working capital.

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

                            PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS IN SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                                                                   PAGE
                                                                   ----
          (a)

              11.1      Computation of net income (loss) per share   14

              27        Financial Data Schedule                      15



          (b)            Reports on Form 8-K

                         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIOPSYS MEDICAL, INC.




                                    By:            /s/
                                        --------------------------------------
                                             Steven J. Naber
                                             Vice President of Finance and
                                             Chief Financial Officer
                                             (Duly Authorized and Principal
                                             Financial and Accounting Officer)


Date:  April 25, 1997

                              BIOPSYS MEDICAL, INC.
                                INDEX TO EXHIBITS

EXHIBIT                                                             SEQUENTIALLY
NUMBER    DESCRIPTION                                               NUMBERED PAGE
------    -----------                                               -------------
11.1      Statement Re: Computation of Net Income (Loss) Per Share        14

27        Financial data schedule                                         15